Form 10-Q
period 1995-01-31
PHP HEALTHCARE CORP
filed 1995-03-17
CIK 803568

                       Securities and Exchange Commission
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                         Commission file number 0-16235

                           PHP Healthcare Corporation
- -------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Delaware                                54-1023168
- -------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer
Incorporation or organization)           Identification No.)

                   11440 Commerce Park Drive, Reston, VA 22091
- -------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code

                                 (703) 758-3600
- -------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of January 31, 1995, 5,437,238 shares.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                                    12

PART II - OTHER INFORMATION                                                  20

SIGNATURES                                                                   21

EXHIBIT INDEX                                                                22

                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                               Condensed Consolidated Statements of Operations
                        Three Months and Nine Months ended January 31, 1994 and 1995
                                                 (Unaudited)
                                    (In thousands, except per share data)
                                                                       Three Months         Nine Months
                                                                  --------------------  --------------------
                                                                    1994       1995       1994       1995
                                                                  ---------  ---------  ---------  ---------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 40,939    $57,004   $113,209   $148,823

Direct Costs . . . . . . . . . . . . . . . . . . . . . . . . . .    36,439     51,593    100,705    131,911
                                                                  ---------  ---------  ---------  ---------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . .     4,500      5,411     12,504     16,912

General and administrative expenses. . . . . . . . . . . . . . .     3,545       4,779    10,451     14,272
                                                                  ---------  ---------  ---------  ---------

     Operating income. . . . . . . . . . . . . . . . . . . . . .       955        632      2,053      2,640

Other income (expense):
     Interest expense. . . . . . . . . . . . . . . . . . . . . .      (922)      (376)    (2,440)    (1,760)
     Interest income . . . . . . . . . . . . . . . . . . . . . .       125        106        171        316
     Miscellaneous income (expense). . . . . . . . . . . . . . .        13         22         22       (257)
     Minority interest in (earnings) losses of subsidiaries. . .        50        ---       (146)      (159)
                                                                  ---------  ---------  ---------  ---------

     Earnings (loss) before income taxes . . . . . . . . . . . .       221        384       (340)       780

Income tax expense (benefit) . . . . . . . . . . . . . . . . . .        82         139      (125)       281
                                                                  ---------  ---------  ---------  ---------

     Net earnings (loss) . . . . . . . . . . . . . . . . . . . .  $    139   $    245   $   (215)  $    499
                                                                  =========  =========  =========  =========

Net earnings (loss) per share. . . . . . . . . . . . . . . . . .  $   0.03   $   0.04   $  (0.04)  $   0.09
                                                                  ---------  ---------  ---------  ---------

Weighted average number of common shares outstanding . . . . . .     5,079      5,825      5,027      5,530
                                                                  =========  =========  =========  =========



See accompanying notes to condensed consolidated financial statements.


                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                    Condensed Consolidated Balance Sheets
                                      (In thousands, except share data)

                                                                                     April 30,   January 31,
                                                                                        1994        1995
                                                                                    -----------  -----------
                                                                                                 (Unaudited)

ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,370   $    1,537
     Accounts receivable, net (note 2) . . . . . . . . . . . . . . . . . . . . .        18,915       23,805
     Contract settlement receivable, net (note 2). . . . . . . . . . . . . . . .         6,700        6,316
     Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,332          491
     Pharmaceutical and medical supplies . . . . . . . . . . . . . . . . . . . .         1,537        1,139
     Property held for sale, net . . . . . . . . . . . . . . . . . . . . . . . .           263          263
     Notes receivable from officers. . . . . . . . . . . . . . . . . . . . . . .         1,586        2,866
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,426        4,751
                                                                                    -----------  -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .        36,129       41,168
Notes receivable (notes 4 and 5(a)). . . . . . . . . . . . . . . . . . . . . . .           ---          900
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        37,431       23,419
Excess and cost over fair value of assets acquired, net of accumulated
     amortization of $1,244 in April and $766 in January . . . . . . . . . . . .        12,109        3,515
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,442        2,511
                                                                                    -----------  -----------
                                                                                    $   87,111   $   71,513
                                                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable to bank (note 3). . . . . . . . . . . .    $    2,534   $    1,368
     Current maturities of notes payable - other (note 3). . . . . . . . . . . .         2,055        1,176
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,944       13,831
     Claims payable - medical services . . . . . . . . . . . . . . . . . . . . .         6,388        6,066
     Accrued salaries and benefits . . . . . . . . . . . . . . . . . . . . . . .         7,374        8,445
     Billings in excess of costs . . . . . . . . . . . . . . . . . . . . . . . .         2,098        1,352
                                                                                    -----------  -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .        28,393       32,238
Notes payable to bank, net of current maturities (note 3). . . . . . . . . . . .        36,469       16,201
Notes payable - other, net of current maturities (note 3). . . . . . . . . . . .         3,174        1,011
Deferred gain (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---        1,167
Deferred lease obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . .           207          243
                                                                                    -----------  -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        68,243       50,860
                                                                                    -----------  -----------
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,572            4
Stockholders' equity:
     Preferred stock, $.01 par value, 500,000 shares authorized, none issued . .           ---          ---
     Common stock, $.01 par value, 25,000,000 shares authorized,
          7,070,851 shares issued. . . . . . . . . . . . . . . . . . . . . . . .            71           71
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .        27,793       29,369

     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .        (2,522)      (2,023)
     Treasury stock, 1,995,042 common shares in April and 1,633,613
          common shares in January, at cost (notes 5 and 6). . . . . . . . . . .        (8,046)      (6,768)
                                                                                    -----------  -----------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .        17,296       20,649
Commitments and contingencies (notes 2 and 7). . . . . . . . . . . . . . . . . .
                                                                                    -----------  -----------
                                                                                    $   87,111   $   71,513
                                                                                    ===========  ===========



See accompanying notes to condensed consolidated financial statements.


                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                               (In thousands)
                                                                                       Nine Months Ended
                                                                                           January 31,
                                                                                       1994         1995
                                                                                    -----------  -----------

Net cash provided by (used in) operating activities. . . . . . . . . . . . . . .    $     (267)  $      983
                                                                                    -----------  -----------

Cash flows from investing activities:
     Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .       (19,442)      (5,545)
     Disposition of property and equipment . . . . . . . . . . . . . . . . . . .           ---          151
     Net proceeds from sale of property and equipment. . . . . . . . . . . . . .           ---       14,040
     Escrow deposit applied to acquisition of subsidiary . . . . . . . . . . . .         3,200          ---
     Acquisition of subsidiaries, net of cash acquired . . . . . . . . . . . . .        (3,082)        (694)
     Disposition of subsidiaries, net. . . . . . . . . . . . . . . . . . . . . .           ---       10,826
                                                                                    -----------  -----------

Net cash provided by (used in) investing activities. . . . . . . . . . . . . . .       (19,324)       18,778
                                                                                    -----------  -----------

Cash flows from financing activities:
     Net borrowings (repayments) under revolving promissory note . . . . . . . .         8,561       (1,173)
     Borrowings on long-term notes payable . . . . . . . . . . . . . . . . . . .        12,499          504
     Repayments on long-term notes payable . . . . . . . . . . . . . . . . . . .        (4,307)     (19,792)
     Distributions paid to minority partners . . . . . . . . . . . . . . . . . .          (381)        (133)
                                                                                    -----------  -----------

Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .        16,372      (20,594)
                                                                                    -----------  -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        (3,219)        (833)

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .         3,988        2,370
                                                                                    -----------  -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .    $      769   $    1,537
                                                                                    ===========  ===========



See accompanying notes to condensed consolidated financial statements.


                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                January 31, 1995
                                   (Unaudited)


(1) Summary of Significant Accounting Policies

    (a)  Basis of Presentation

    In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1993 and 1994 audited consolidated financial statements. The interim operating results are not necessarily indicative of the operating results for the full fiscal year. Certain amounts in the fiscal year 1994 condensed consolidated financial statements have been reclassified to conform with the 1995 presentation.


(2) Accounts Receivable

    (a)  Contract Claim

    In April 1994, the Company submitted a Request for Equitable Adjustment
(REA) under a contract with the Department of the Army for material changes in the nature of the contract requirements from those represented during the contract proposal process. The REA was denied by the Army and the Company has submitted a claim for its increased costs of performance under the contract pursuant to the Contracts Dispute Act of 1978. Billed accounts receivable of $1.9 million as of April 30, and January 31, 1995, have been fully reserved pending further actions by the Board of Contract Appeals.

    (b)  Contract Settlement Receivable

    D.C. Chartered Health Plan, Inc. (CHP), the Company's wholly owned health maintenance organization, earns substantially all of its revenue under a prepaid Medicaid contract with the D.C. Department of Human Services (DCDHS) to provide health care services to the Medicaid recipients of the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and the Health Care Finance Administration (HCFA) of the Department of Health and Human Services (HHS). The contract provides for interim payments on an enrollment basis with a final settlement at the end of the contract period (September 30, 1994), subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA will be subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1994 of up to approximately $29.3 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $6.7 million through April 30, 1994 and $6.3 million through January 31, 1995 which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES final settlement will occur during fiscal 1995. Additionally, currently pending is proposed congressional legislation which upon passage would, in management's opinion, result in a retroactive entitlement of the full recovery of the settlement receivable. Effective October 1, 1994, CHP entered into a new more favorable contract with DCDHS which includes a higher premium rate.


(3) Notes Payable

    (a)  Notes Payable to Bank

    The notes payable to bank consists of the following:

                                                                                     April 30,   January 31,
                                                                                        1994         1995
                                                                                    -----------  -----------
                                                                                         (in thousands)

Various term notes, collateralized by certain land, building, fixtures and equipment, with market adjusting interest rates ranging between 6.75% and 7.25%, at January 31, 1995 with final payment due dates from March 1995 to February 1998, the Company was
  released from this obligation in September 1994 (note 5(b)).                      $     2,124          ---

Term note of $15 million, collateralized by all assets, interest due monthly at 1% above bank prime (9.5% at January 31, 1995), principal due in quarterly installments of $342,000, with final
  payment due April 1998.                                                                12,857        4,786

Revolving promissory note, collateralized by all assets with a maximum credit line of $15 million, interest due monthly at 1%
  above bank prime (9.5% at January 31, 1995), due August 1996.                          13,956       12,783

Non recourse term notes of $10 million, collateralized by certain real property, interest due monthly at 6.25% for the first three years and
  8% for the next two years, principal due commencing in April 1998,
  repaid in July 1994 (note 6).                                                           9,416          ---

Term note of $650,000, collateralized by the assignment of a certificate of deposit of equal amount, interest due monthly at a minimum of the bank's certificate of deposit rate plus 2% (7.4% at April 30, 1994), due
  December 1995, repaid in July 1994.                                                       650          ---
                                                                                    -----------  -----------

               Total notes payable to bank                                               39,003       17,569
               Less current maturities                                                    2,534        1,368
                                                                                    -----------  -----------

               Notes payable to bank, net of current maturities                     $    36,469  $    16,201
                                                                                    ===========  ===========

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    In December 1994, the Company extended its credit agreement with its primary bank with the revolving promissory note being extended to August 1996 and the term note repayments changed to $342,000 per quarterly installment continuing through April 1998.

    (b)  Notes Payable-Other

    The notes payable-other consists of the following:

                                                                                     April 30,   January 31,
                                                                                        1994         1994
                                                                                    -----------  -----------
                                                                                         (in thousands)

Installment debt with a face value of $2 million, collateralized by a security interest in Paragon's management agreement with the ambulatory surgery centers, discounted at an effective interest rate of 8.5% with varying semi-annual installment payments beginning December 1992, due June 1995, the Company was
  released from this obligation in September 1994 (note 5(b)).                      $       929          ---

Term note of $3.8 million secured by an assignment of partnership interests, interest based on the prime rate with a base of 7.5% and a ceiling of 10% (7.5% at April 30, 1994), principal and interest due in five annual installments ending April 1997, the Company
  was released from this obligation in September 1994 (note 5(b)).                        2,278          ---

Various secured and unsecured term notes of $591,000, interest from
  6% to 12.7% with various installment payments due August 1997.                            536          403

Insurance note of $504,000, monthly installments of principal and
  interest at 5% due April 1995.                                                            271          138

Obligations under capital leases, for certain equipment and fixtures, monthly payments of principal and interest of $27,000, interest at
  4.1%, due May 1998.                                                                     1,215        1,006

Convertible promissory notes of $500,000, interest due annually on April 30 at 7%, convertible into common stock at $9.00 per share starting September 29, 1995 due September 29, 1999
  (notes 4 and 5(a)).                                                                       ---          500

Promissory notes of $430,000, interest at 7%, monthly payments
 due August 1995 (note 5(a))                                                                ---          140
                                                                                    -----------  -----------
               Total notes payable-other                                                  5,229        2,187
               Less current maturities                                                    2,055        1,176
                                                                                    -----------  -----------

               Notes payable-other, net of current maturities                       $     3,174  $     1,011
                                                                                    ===========  ===========

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

(4) Common Stock

    On September 29, 1994, the Company sold 100,000 shares of treasury stock at $9.00 per share for a note receivable in the amount of $900,000 to a financial advisory services firm in which the managing director is also a director of the Company and the two partners in the firm are also employees of the Company.
The note receivable is secured by a pledge and escrow of 150,000 shares of the Company's common stock and convertible notes payable of $500,000 by the Company to the same parties.


(5) Acquisition and Sale of Subsidiaries

    (a)  Acquisition of Remaining Interests in Paragon

    Effective September 29, 1994, the Company acquired the remaining 49% ownership interest in Paragon for $125,000 in cash, notes payable of $930,000 and 190,000 shares of the Company's treasury stock. After one year, $500,000 of the notes payable are convertible into Company stock at a conversion price of $9.00 per share. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired share of tangible and identifiable intangible assets and liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired share of net assets is approximately $1.9 million. Subsequent to the acquisition, Paragon was merged into the Company. The results of operations for Paragon have been included in the consolidated statements from November 5, 1991, when the Company first purchased the majority interest. If the purchase of the remaining ownership interest had occurred on May 1, 1992 or 1993, the effect on the Company's results of operations would have been immaterial.

    (b)  Sale of Surgery Centers

    Effective September 30, 1994, the Company sold 100% of its interest in two separate surgery centers for approximately $11.75 million in cash plus the assumption of related notes payable of approximately $5 million. The related gain on disposition after the write-off of the excess cost over the estimated fair value of net assets resulting from the acquisition of the centers was approximately $350,000 and is included in miscellaneous income.

    (c)  Acquisition of J.P. Cole & Associates, Inc.

    Effective September 30, 1994, the Company acquired 100% of the common stock of J.P. Cole & Associates, Inc. in exchange for 27,143 shares of the Company's treasury stock, 27,143 options to purchase shares of the Company's stock at $9.00 per share, and a note payable of $100,000, plus future consideration of an additional 44,286 shares of the Company's treasury stock and an additional 44,286 options to purchase shares of the Company's stock at $9.00 per share. The future consideration is contingent on the realization of certain defined future revenues resulting from the marketing efforts of J.P. Cole & Associates. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired share of tangible and identifiable intangible assets and liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES share of net assets of approximately $380,000 is being amortized on a straight-line basis over ten years. Any contingent consideration due as a result of the Company achieving certain revenue levels resulting from the marketing efforts of J.P. Cole & Associates during the next three years will be accounted for as additional excess cost over fair value of assets acquired and will be amortized over the remaining amortization period on a straight-line basis. Prior to the acquisition, the results of operations of J.P. Cole & Associates were combined with the Company's consolidated financial statements since August 1993. The results of operations of J.P. Cole & Associates, Inc. are included in the consolidated statements from October 1, 1994.


(6) Sale of Office Building

    In July 1994, the Company, through a wholly owned subsidiary, sold its office building in Reston, Virginia for approximately $14.8 million. The Company leases approximately 55,000 square feet of the building under a 15 year lease. The pre-tax gain on this sale of approximately $1.3 million will be deferred and recognized ratably over the life of this lease in accordance with sale-leaseback accounting guidelines. In conjunction with this sale, the Company repaid in full non-recourse notes of approximately $9.4 million.


(7) Commitments and Contingencies

    (a)  Legal action against HSI

    On May 2, 1994, Paragon Ambulatory Surgery, Inc. filed suit in the U.S. District Court for the Middle District of Florida against Health South, Inc.
(HSI) and others seeking damages as a result of the defendants' alleged interference in Paragon's planned sale of the common stock of two of its surgery centers. Paragon was seeking relief in connection with defendants' subsequent efforts to diminish the value and marketability of Paragon's investment and various breaches of the original agreement, under which Paragon initially acquired interests in the surgery centers from one or more of the defendants. In conjunction with the sale of the two surgery centers in September 1994, the suit was dismissed (see note 5(b)).

    On June 20, 1994, HSI and others filed a lawsuit in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida against Paragon and the two centers in question alleging that they breached their fiduciary duties and management agreements. The plaintiffs were seeking damages, termination of the agreements, and relief from non-competition agreements to which they were a party. They were also seeking to compel consent to HSI's acquisition of interests in the surgery centers. In conjunction with the sale of the two surgery centers in September 1994, the suit was dismissed (see note 5(b)).

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                                     GENERAL

    In 1991 and 1992, PHP earned over 98% of its revenues through contracts with federal, state and local government agencies. In 1992 the Company developed and implemented a strategy to extend its managed health care services to the commercial marketplace. The Company's success with this initiative is evidenced by a shift in fiscal 1994 government contracting revenues to 69% of total revenues, while total revenues continued to grow. The Company anticipates that this trend will continue, and that revenues from non-government contracting sources will be over 40% of total revenue for fiscal 1995. The Company's strategy to more actively pursue and develop business in the commercial marketplace has resulted in the Company's operations aligning into two health care service areas: the Commercial Managed Health Care Services division and the Government Managed Health Care Services division.

    Revenues from the Commercial Managed Health Care Services division have grown to $43.2 million or 29% of total revenues in 1994 from $1.3 million in 1992. The operations in this division have consisted of: (1) the Company's wholly owned subsidiary, D. C. Chartered Health Plan, Inc. (CHP), which operates an HMO in the District of Columbia, serving primarily the government assisted Medicaid population, (2) family health centers which are operated either on a contract basis for large employers or on a commercial walk-in basis, and (3) management of ambulatory surgery centers which were acquired by the Company's majority owned subsidiary Paragon Ambulatory Surgery, Inc. ("Paragon"). In addition, in late fiscal 1994, the Company was awarded a significant contract with Blue Cross Blue Shield of New Jersey ("BCBSNJ") to implement the Company's integrated system of care on behalf of BCBSNJ's own HMO, HMO Blue. This project involves the development and operation of ten family health centers, development of an integrated network of specialists, and utilization and case management. The Company began construction and pre-operational contract activities in early fiscal 1995 and the centers commenced operations in January 1995. In April 1994 the Company sold three of its outpatient surgery centers and in September 1994 sold the remaining two centers. The Company determined that management of these centers was inconsistent with its long term strategy.

    Revenues from the Government Managed Health Care Services division have gradually decreased from $116.4 million, representing 99% of total revenues, in 1992 to $102.2 million, or 69% of total revenues, in 1994. The Company provides health care services to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. Government health care services have become increasingly price competitive as the government moves toward increased privatization of services and attempts to reduce spending. The Company has actively pursued contract awards and was successful in winning most of its contracts that expired and were re-competed.

    Additionally, revenues from operations of the Reston, Virginia office building acquired in May 1993 are included as Other revenues. This building was sold in July 1994.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

    Since 1992, the Company's overall revenues have increased approximately 26%, from $118 million to $149 million in 1994. Gross profit margins have decreased over the last three years from 14% in 1992, to 7% in 1993, and 6% in 1994, resulting from the diversification of the Company's operations, increased competition for the Company's government contracts and certain other events in 1993 and 1994. The Company's net earnings have decreased from $4.3 million net earnings in 1992 to a $9.3 million net loss in 1994 due to the decrease in gross profit, the increase in business development costs related to commercial business efforts, increased corporate support staff costs, government contract proposal activity costs, increased interest expense resulting from various capital expenditures to meet operational needs, and certain other substantial nonrecurring 1993 and 1994 events.

    The Company expects that gross profits will increase over the next several years. This anticipated improvement is based on the expectation that no additional contract write-offs will be necessary, CHP's expanding enrollment and favorable new contract with the District of Columbia, and the commencement of the operational phase of the BCBSNJ contract in January 1995. The Company expects that the increase in gross profits will provide for an improvement in operating income and net earnings over prior fiscal years.

    CHP, the Company's wholly owned health maintenance organization, earns substantially all of its revenue under a prepaid Medicaid contract with the D.C. Department of Human Services (DCDHS) to provide health care services to the Medicaid recipients of the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and the Health Care Finance Administration (HCFA) of the Department of Health and Human Services (HHS).
The contract provides for interim payments on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA will be subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1994 of up to approximately $29.3 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $6.7 million and $6.3 million through April 30, 1994, and January 31, 1995, respectively, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during fiscal 1995. Additionally, currently pending is proposed congressional legislation which upon passage would result in management's opinion in retroactive entitlement of the full recovery of the settlement receivable.

    In February 1992, the Company and Blue Cross of California entered into an agreement to form and fund a joint venture management company in connection with a development effort related to the operation of the CHAMPUS Reform Initiative ("CRI") contract for California and Hawaii. As of April 30, 1993, approximately $1.1 million was advanced by the Company to fund incremental direct costs incurred by the management company. On July 28, 1993, the Department of Defense announced the award of the CRI contract to another bidder. Thereafter, the Company determined to write off its investment in the joint venture management company represented by the advances of $1.1 million as of April 30, 1993. Subsequently, however, the Department of Defense has

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

reopened this procurement and the joint venture management company has submitted a revised bid. This procurement is expected to be decided in mid-1995.


                              RESULTS OF OPERATIONS

               The Three Months Ended January 31, 1994 Compared To
                     The Three Months Ended January 31, 1995

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                          January 31, 1994    January 31, 1995
                                         ------------------  ------------------
                                         Revenues    % of    Revenues    % of
Division                                 (000's)    Total    (000's)    Total
- ---------------------------------------  --------  --------  --------  --------

Government Managed Health Care Services  $ 26,406      64.5  $ 25,208      44.2
Commercial Managed Health Care Services    13,818      33.8    31,796      55.8
Other Revenue                                 715       1.7         0       0.0
                                         --------  --------  --------  --------

Total                                    $ 40,939     100.0  $ 57,004     100.0
                                         --------  --------  --------  --------


    The Company's revenues increased by 39% or $16 million to $57 million for the quarter ended January 31, 1995 compared to the quarter ended January 31, 1994. This overall increase is due to the significant growth in the Commercial Managed Health Care Services division

    Commercial Managed Health Care Services division revenue increased by $18 million to $31.8 million from $13.8 million for the quarters ended January 31, 1995 and January 31, 1994, respectively. Approximately 78% of this revenue growth resulted from the Company's contract with BCBSNJ. During the three months ended January 31, 1995, the Company substantially completed the pre-operational and construction activities and in early January, nine of the ten health centers became operational. The level of revenues earned on the BCBSNJ project during the fiscal quarter ended January 31, 1995 are not expected to continue in the future. The construction phase of the contract is substantially complete and the near future operating revenues will be less than the amounts recognized for construction during this past three month period. CHP provided approximately 22% of the revenue growth in the Commercial Managed Health Care Services division for the quarter ended January 31, 1995 which is attributable to an increase in premium rate and an increase in enrolled membership. CHP's revenue should continue to grow during fiscal 1995 due to expanding enrollment. These revenue increases were slightly offset by revenue

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

decreases resulting from the sale of three outpatient surgery centers in April 1994 and the remaining two outpatient surgery centers in September 1994.

    Government Managed Health Care Services division revenue decreased by 5% to $25.2 million for the quarter ended January 31, 1995 compared to $26.4 million for the quarter ended January 31, 1994. This decrease is primarily due to the completion of three Medical Staffing and two On-site Ambulatory Care contracts. This decrease in revenue was mitigated by an increase resulting from an expanded inmate population and increased contract rate on the Arkansas Department of Corrections project.

    The Other revenue consists of the operations of the Reston, Virginia office building acquired in May 1993. This building was sold in July 1994, resulting in a decrease in Other revenue of $715,000 for the three months ended January 31, 1995 compared to the prior year.

    The Company's gross profit increased by 20% or $909,000 to $5.4 million for the third quarter ended January 31, 1995 compared to the prior year third quarter. This overall gross profit increase is due to increases in the Commercial Managed Health Care Services division, slight gross profit decreases in the Government Managed Health Care Services division, and decreases in gross profit from Other revenue sources.

    A substantial portion of the increase in the Commercial Managed Health Care Services division gross profit was attributable to CHP. CHP's gross profit increase resulted from increases in the premium rate in its new contract. Offsetting this gross profit increase was a decrease resulting from the sale of three outpatient surgery centers in April 1994 and the remaining two outpatient surgery centers in September 1994.

    The Government Managed Health Care Services division gross profit decrease was primarily due to decreased utilization and increased costs on one ambulatory care project and the completion of three Medical Staffing contracts. These decreases were offset by an increase in gross profits on two PRIMUS/NAVCARE contracts which were restructured to more favorable terms.

    General and administrative expenses increased 34% or $1.3 million to $4.8 million for the quarter ended January 31, 1995 from $3.5 million for the prior year third quarter. This increase is largely a function of the Company's managed health care service initiatives and is due to: (1) increased corporate salary costs related to the hiring of additional commercial managed health care professionals in conjunction with the marketing of the Company's integrated systems of care, and (2) increased corporate salary costs due to the expansion of support service personnel.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

    Interest expense decreased $546,000 to $376,000 for the quarter ended January 31, 1995 compared with $922,000 for the same quarter during the prior fiscal year. This decrease is a function of the decrease in the Company's long-term debt resulting from (1) the sale of three surgery centers in April 1994, (2) the sale of the Reston office building in July 1994, and (3) the sale of the remaining two surgery centers in September 1994.

    The effective income tax rates of 36% in fiscal 1995 and 37% in fiscal 1994 represent the combined federal and state income tax rates adjusted as necessary.

                              RESULTS OF OPERATIONS

               The Nine Months Ended January 31, 1994 Compared To
                     The Nine Months Ended January 31, 1995

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                          January 31, 1994    January 31, 1995
                                         ------------------  ------------------
                                         Revenues   % of     Revenues   % of
Division                                 (000's)    Total    (000's)    Total
- ---------------------------------------  --------  --------  --------  --------

Government Managed Health Care Services  $ 81,119      71.6  $ 77,043      51.8
Commercial Managed Health Care Services    29,420      26.0    71,324      47.9
Other Revenue                               2,670       2.4       456       0.3
                                         --------  --------  --------  --------
Total                                    $113,209     100.0  $148,823     100.0
                                         --------  --------  --------  --------


    The Company's revenues increased by 31% or $36 million to $149 million for the nine months ended January 31, 1995 compared to the nine months ended January 31, 1994. This significant growth resulted almost entirely from the Commercial Managed Health Care Services division.

    Commercial Managed Health Care Services division revenue more than doubled to $71 million for the nine months ended January 31, 1995 compared to $29 million for the nine months ended January 31, 1994. Approximately 52% of this revenue growth resulted from the Company's contract with BCBSNJ. The Company started and substantially completed the pre-operational and construction activities during the nine months ended January 31, 1995, and nine of the ten health centers became operational in early January 1995. The level of revenues earned on the BCBSNJ project during the nine months ended January 31, 1995 are not expected to continue in the future.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

The construction and pre-operational phases of the contract are substantially complete and the near future operating revenues will be less than the amounts recognized for the construction and pre-operational phases during this past nine month period. CHP provided approximately 46% of the revenue growth in the Commercial Managed Health Care Services division for the nine months ended January 31, 1995. CHP's revenue growth is attributable to nine months of operations in fiscal 1995 compared with four months in fiscal 1994 (acquired in August 1993) and an increase in premium rate. CHP's revenue should continue to grow during fiscal 1995 due to a favorable new contract with the District of Columbia which commenced in October 1994 and expanding enrollment. These revenue increases were offset by a 12% decrease in revenue resulting from the sale of three outpatient surgery centers in April 1994 and the remaining two outpatient surgery centers in September 1994.

    Government Managed Health Care Services division revenue decreased by 5% to $77 million for the nine months ended January 31, 1995 compared to $81 million for the nine months ended January 31, 1994. This decrease is primarily due to the completion of three Medical Staffing, two On-site Ambulatory, and two PRIMUS/NAVCARE contracts, and reduced contract rates on the eleven re-awarded PRIMUS/NAVCARE projects. These decreases in revenue were offset by an increase in revenue from an expanded inmate population and increased contract rate on the Arkansas Department of Corrections project.

    The Other revenue consists of the operations of the Reston, Virginia office building acquired in May 1993. This building was sold in July 1994, resulting in a decrease in Other revenues of $2.2 million for the nine months ended January 31, 1995 compared to the prior year.

    The Company's gross profit increased by 35% or $4.4 million to $16.9 million for the nine months ended January 31, 1995 compared to the nine months ended January 31, 1994. This substantial increase is attributable to the Commercial Managed Health Care Services division.

    Substantially all of the increase in the Commercial Managed Health Care Services division gross profit was attributable to CHP. CHP's gross profit increase resulted the same factors as cited for its revenue increase. Offsetting this gross profit increase was a decrease resulting from the sale of three outpatient surgery centers in April 1994 and the remaining two outpatient surgery centers in September 1994.

    The Government Managed Health Care Services division gross profit decrease was primarily due to (1) a reduction in the contract rates on the re-awarded PRIMUS/NAVCARE projects, (2) the completion of three Medical Staffing contracts and two On-site Ambulatory contracts, and (3) increased costs at two nursing home projects. These gross profit decreases were offset by increases resulting from a decrease in costs at one nursing home project and an expanded inmate population and increased contract price on the Arkansas Department of Corrections project.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

    General and administrative expenses increased 37% or $3.8 million to $14.2 million for the nine months ended January 31, 1995 from $10.4 million for the prior year nine month period. This increase is largely a function of the Company's managed health care service initiatives and is due to: (1) G & A expenses associated with CHP, acquired in August 1993, (2) increased corporate salary costs related to the hiring of additional managed health care professionals in conjunction with the marketing of the Company's integrated systems of care, and (3) increased corporate salary costs due to the expansion of support service personnel.

    Interest expense decreased $680,000 to $1,760,000 for the nine months ended January 31, 1995 compared with $2,440,000 for the prior year nine month period. This decrease is a function of the decrease in the Company's long-term debt resulting from (1) the sale of three surgery centers in April 1994, (2) the sale of the Reston office building in July 1994, and (3) the sale of the remaining two surgery centers in September 1994.

    The effective income tax rates of 36% in fiscal 1995 and 37% in fiscal 1994 represent the combined federal and state income tax rates adjusted as necessary.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

                         LIQUIDITY AND CAPITAL RESOURCES

    Typically, the Company's principal sources of funds are operations and bank borrowings.

    During the nine months ended January 31, 1995, operations provided $983,000 in cash. This represents an increase in cash provided by operations of $1,250,000 compared with the $267,000 in cash used by operations in the prior year nine month period. In general, the increase in cash provided by operations is primarily due to the increase in profitability for the nine months ended January 31, 1995 compared with the same period in the prior year.

    At January 31, 1995, the Company had unusually high accounts receivable and accounts payable balances due to the construction activities on the BCBSNJ project. This is a temporary situation which the Company anticipates will return to previous levels before the end of the fiscal year.

    The Company's number of days revenue in average outstanding receivables was 38 days for the nine months ended January 31, 1995, compared to 49 days for the year ended April 30, 1994. The improvement is a result of changes in the Company's mix of business, specifically certain commercial revenues that are on a prepaid basis.

    In July 1994, the Company, through a wholly owned subsidiary, sold its office building in Reston, Virginia for a gross sales price of approximately $14.8 million. The Company paid in full related non-recourse notes of approximately $9.4 million. Additionally, the Company prepaid $2 million on the $15 million term note in August 1994.

    In September 1994, the Company sold the remaining two if its outpatient surgery centers for $11.75 million in cash. As part of the sale, the purchasers assumed approximately $5.0 million in existing related notes payable. Additionally, the Company prepaid $5 million on the $15 million term note in October 1994.

    The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and expanded borrowing capabilities will be sufficient for known future capital needs of the Company. There may be, however, further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public or private issuance of equity or debt securities.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    As previously disclosed, on May 2, 1994, Paragon Ambulatory Surgery, Inc. filed suit in the U.S. District Court for the Middle District of Florida against Health South, Inc. (HSI) and others seeking damages as a result of the defendants' alleged interference in Paragon's planned sale of the common stock of two of its surgery centers. Paragon was seeking relief in connection with defendants' subsequent efforts to diminish the value and marketability of Paragon's investment and various breaches of the original agreement, under which Paragon initially acquired interests in the surgery centers from one or more of the defendants. In conjunction with the sale of the two surgery centers in September 1994, the suit has been dismissed.

    On June 20, 1994, HSI and others filed a lawsuit in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida against Paragon and the two centers in question alleging that they breached their fiduciary duties and management agreements. Plaintiffs were seeking damages, termination of the agreements, and relief from non-competition agreements they made. They also were seeking to compel consent to HSI's acquisition of interests in the surgery centers. In conjunction with the sale of the two surgery centers in September 1994, the suit has been dismissed.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

    11.0 Statement re: Computation of per share earnings for the three months and nine months ended January 31, 1994 and 1995

b)  Reports on Form 8-K

    On January 17, 1995, the Registrant filed a Report on Form 8-K describing under Item 4 thereof a change in the Registrant's Certifying Accountant.

    On January 9, 1995, the Registrant solicited Statements of Qualifications from several independent accounting firms, including KPMG Peat Marwick LLP, the Registrant's public accountants for the fiscal years ended April 30, 1994 and April 30, 1993, to provide audit services for its consolidated financial statements for the year ended April 30, 1995. On January 11, 1995, KPMG Peat Marwick LLP indicated that it had decided not to stand for re-appointment and, therefore, would not submit a Statement of Qualifications. The decision to solicit proposals to perform audit services was recommended by the Audit Committee and approved by the Board of Directors.

    The Registrant currently anticipates that new independent public accountants will be appointed in March 1995.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          PHP HEALTHCARE CORPORATION
                                          (Registrant)

                                          By: /S/ ANTHONY M. PICINI
                                              ---------------------------------
                                              ANTHONY M. PICINI
                                              Senior Vice President of Finance
                                              and Chief Financial Officer

Date: March 15, 1995

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit  Item                                                              Page
- -------  ----------------------------------------------------------------  ----

11.0     Statement re: Computation of per share earnings for the three
         months and nine months ended January 31, 1994 and 1995              23

27.0     Financial Data Schedule (submitted for the information of the
         Securities and Exchange Commission)                                 24