Form 10-K
period 1995-04-30
PHP HEALTHCARE CORP
filed 1995-07-31
CIK 803568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from .................... to ....................

                         Commission file number: 0-16235

                           PHP HEALTHCARE CORPORATION
 ...............................................................................
             (exact name of registrant as specified in its charter)

Delaware                                     54-1023168
 ...........................................  ..................................
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

11440 Commerce Park Drive, Reston, Virginia  22091
 ...........................................  ..................................
(Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (703) 758-3600

Securities registered pursuant               Common Stock, $.01 par value
to Section 12(b) of the Act:                 Preferred Stock Purchase Rights
                                             Each registered on the New York
                                               Stock Exchange

Securities registered pursuant               Common Stock, $.01 par value
to Section 12(g) of the Act:                 Preferred Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of June 30, 1995 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $77.1 million. As of June 30, 1995 the number of shares of Common Stock of the Registrant issued and outstanding was 5,408,341.

                                     PART I

Item 1.  Business

    PHP Healthcare Corporation was organized as a Delaware corporation in 1986 and succeeded to the business of a predecessor corporation by merger in March 1986. The predecessor of PHP Healthcare Corporation was originally organized under Delaware law in 1976 and reincorporated under Missouri law in 1981. (Unless the context requires otherwise, the terms "Company" and "PHP" include PHP Healthcare Corporation, its subsidiaries and its predecessor corporation.)

    Since its inception, PHP has operated as a provider of health care services to federal, state and local government agencies. During the past two fiscal years, the Company made substantial progress in the transformation of its business from that of a government contractor to that of a full service managed care company. As part of this transformation, the Company has realigned its operations to more accurately reflect its two service areas: Commercial Managed Health Care Services and Government Managed Health Care Services. In 1991 and 1992, over 98% of the Company's revenues were derived from contracts with government customers. In 1994 and 1995, the percentage of the Company's revenues derived from contracts in the Government Managed Health Care Services division was reduced to 69% and 50%, respectively. The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues for fiscal 1995 were as follows: 33%, 22% and 17% , from the federal government, the District of Columbia and Blue Cross Blue Shield of New Jersey, respectively.


Commercial Managed Health Care Services

    PHP's goal is to provide its clients with the necessary tools and services to obtain high quality, cost effective health care for their constituents. To achieve this mission, PHP provides geographically focused integrated systems of care.

    The integrated systems of care ("ISOCs") provided by the Company go beyond the Company's original business of providing primary care services in Company owned or operated primary care centers. The Company's ISOC product also involves: (1) market assessment; (2) design of a primary care network with strategically located centers offering primary medical care, laboratory, pharmacy and radiology services and, where appropriate, specialty services;
(3) design and development of integrated networks of area medical and surgical specialists and other health care providers to whom the primary care providers in the center can refer patients as appropriate; (4) design, procurement and construction of the primary care centers; (5) physician recruiting and management; (6) utilization and case management; (7) quality assurance systems;
(8) repricing and claims adjudication interface; (9) client and physician feedback and reporting; and (10) medical management and patient advocacy systems.

    The Company is able to provide its clients with a complete integrated system of care encompassing all of the elements described above, or with a partial system involving only certain of those elements. The Company works closely with its clients to design the system that best suits all of the clients' needs and those of their constituents. PHP strives to assure that its clients and their constituents receive cost effective, quality care in a timely fashion from the most appropriate provider.

    In late 1992, the Company initiated a strategy to develop the resources and capabilities necessary to bring its ISOC product to market. The strategy involved several acquisitions and an enhancement of certain internal capabilities. In November 1992, PHP acquired EastWest Research Corporation ("EastWest"), a company specializing in the design and development of provider networks and physician practice management, and in September 1993, PHP acquired Health Cost Consultants, Inc. ("HCC"), a health care cost containment and case management company. In addition, over the past two years PHP actively recruited and hired additional personnel with managed care experience, including several former executive employees of Fortune 500 companies and large insurance companies. Most recently in fiscal 1995, as an essential component of the ISOC, the Company developed a sophisticated management information system. This system and related integrated data repository enables physicians, nurses, hospitals, insurance companies, administrators and others involved in patient care to share information on a timely basis to better manage outcomes. The Company believes its investment in this strategy, while costly, is necessary for the Company to develop successfully into a managed care services company, and that it was responsible for the success enjoyed by the Company in being awarded a substantial contract with Blue Cross/Blue Shield of New Jersey ("BCBSNJ"), discussed below.


    Blue Cross/Blue Shield of New Jersey

    In March 1994, PHP entered into an agreement with BCBSNJ to provide a complete integrated system of care for beneficiaries in the State of New Jersey. The project represents New Jersey's first statewide integrated health care delivery system. The contract requires PHP to design, build and manage ten family health centers. During January and February 1995, nine centers became operational. The tenth center will open in the fall of 1995. As part of the management contract, PHP recruited physicians and other center staff, developed an integrated referral network of medical and surgical specialists, and designed the utilization, case management and quality assurance systems. PHP has overall responsibility for management of the day-to-day operations of each center, including billing and collections, and the recruitment and management of the physicians and center support employees.

    The contract term is ten years. In certain circumstances, BCBSNJ may terminate the agreement before the end of the ten year term. These termination rights include termination for cause, termination upon a change in control of PHP by a competitor of BCBSNJ, termination upon a change in control of PHP after which substantially all of PHP's senior management does not remain with the Company for a certain period of time and termination upon certain material changes in the material assumptions underlying the contract (including achievement of certain cost savings by PHP). PHP may terminate the agreement before the end of the term for cause.

    The contract with BCBSNJ is on a cost-reimbursement-plus-fee basis with participation by the Company in the cost savings experienced by BCBSNJ, in accordance with certain formulae. The contract provides that over its full term the fee will gradually decrease while the cost savings participation is anticipated to increase. Although there can be no assurance that the costs savings projections will be achieved, the Company believes that the contract provides substantial opportunity for the Company.

    Chartered Health Plan

    In August 1993, the Company acquired D.C. Chartered Health Plan, Inc. ("CHP"), a health maintenance organization ("HMO") serving primarily the government-assisted Medicaid population in the District of Columbia. CHP operates primarily through the independent practice association ("IPA") HMO delivery model in which CHP contracts with individual medical providers and multi-specialty medical groups to provide health care in facilities not operated by CHP. In March 1995, CHP began to provide health care services through a staff model delivery format with the opening of its own 15,000 square foot health center. This facility has a full-time staff of board certified family, pediatric, internal medicine, obstetrics and gynecology physicians.
The staff includes nurses, radiology and laboratory technicians, pharmacists, and medical assistants. The center is also affiliated with specialty care and in-patient providers. The center improves access for CHP beneficiaries while improving cost effectiveness. CHP plans on increasing its staff model capabilities in the future, contingent on increased enrollment. CHP will continue to further develop and maintain its contracted networks of physicians and hospitals.

    CHP currently has approximately 28,000 enrollees. CHP delivers managed health care services to Medicaid beneficiaries pursuant to a contract with the government of the District of Columbia. The contract entitles CHP to a fixed fee per member and is subject to adjustment based on a final settlement. CHP's current contract with the District of Columbia extends from October 1, 1994, through September 30, 1995. CHP serves commercial (non-Medicaid) members by contracting with employers that offer health benefits to their employees.


    Primary Care Family Health Centers

    The Company also contracts for the delivery of employer-sponsored health care at primary care facilities developed by PHP. In late calendar year 1992, the Company commenced operations on two contracts at two assembly facilities to provide occupational health care services for Chrysler Corporation employees. In June 1993, the Company opened two family practice centers in the Tampa-Clearwater, Florida area for GTE Corporation ("GTE") and one family health center for Bethlehem Steel Corporation ("Bethlehem") near its Pennsylvania headquarters. The GTE centers provide primary medical care to approximately 25,000 GTE employees, retirees and their families and the Bethlehem facility serves approximately 37,000 Bethlehem employees, retirees and their families. In addition, the Company has developed a network of area medical and surgical specialists to assist the GTE centers in providing comprehensive care to the GTE beneficiaries.

    In February 1995, PHP commenced operations of a family health center for Northwestern Steel & Wire Company ("Northwestern") providing medical services for Northwestern's employees, retirees and dependents in Sterling, Illinois. PHP also developed an outside provider network of area medical and surgical specialists and other health care providers for the center.

    Pursuant to each of these contracts, PHP was responsible for the design and construction of the centers and is responsible for management of the centers' day-to-day operations. These contracts are cost-reimbursement-plus-fee or fixed rate per labor hour and range in term from two to five years.

    In addition, the Company offers basic, non-emergency health care through its PrimeCare Center located in Virginia. This center serves the needs of individual walk-in patients as well as local businesses.


    Outpatient Surgery Centers

    PHP's initial step beyond the provision of government contract services was the 1992 acquisitions of outpatient surgery centers through a majority-owned subsidiary, Paragon Ambulatory Surgery, Inc. ("Paragon"). From 1992 through early fiscal 1995, Paragon acquired ownership interests in, and was responsible for the management of five surgery centers. During fiscal 1994, the Company determined that involvement in the freestanding ambulatory surgery center market was inconsistent with the Company's long-term commercial managed health care strategy. Accordingly, in April 1994, the Company sold three of the surgery centers for $9.3 million and in October 1994 sold the remaining two centers for $11.75 million.


Government Managed Health Care Services

    PHP provides a wide variety of managed health care services under various contracts with government agencies. Under its government contracts, the Company provides managed health care services in five service groups:
Ambulatory Care -- outpatient primary care for defined populations; Medical Staffing -- the recruitment and provision of qualified medical, nursing and mental health specialists and technicians; Mental Health -- inpatient and outpatient psychiatric services for certain defined populations; Long-term Care
- -- the management of skilled and intermediate care nursing facilities; and Total Managed Care -- comprehensive health care programs for defined beneficiary populations.


    Ambulatory Care

    PHP provides managed outpatient primary care services for various defined populations. Included in its Ambulatory Care service group are the PRIMUS and NAVCARE programs, on-site ambulatory clinics and Affordable Healthcare Clinics.

    PRIMUS and NAVCARE. PHP is under contract with the U.S. Departments of the Army, Navy and Air Force to provide managed outpatient health care services to military dependents, retired military personnel and their dependents, and in certain circumstances, active military personnel, as part of the Army and Air Force PRIMUS programs and the Navy NAVCARE program. PHP established the first PRIMUS center in 1985 and is the leading provider of these services to the military. Pursuant to these contracts, the Company designs, equips, staffs and manages primary care centers which provide a wide variety of medical and pharmaceutical services to the eligible population. These services include the provision of physicians, nurses, pharmacists and technical and support staff.

    These services are generally provided in Company-owned and Company-operated facilities consistent with the basic plan of the PRIMUS/NAVCARE program. All of the Company's PRIMUS and NAVCARE centers meet the standards for accreditation established for ambulatory care clinics by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), an independent commission which conducts voluntary accreditation programs. Centers under PRIMUS and NAVCARE contracts requiring such accreditation are JCAHO accredited. The centers provide various preventive services, including physical examinations, pharmaceutical products, orthopedic and other medical services, including minor surgery, for pediatric and adult populations. The PRIMUS and NAVCARE centers are designed with laboratory and radiology equipment on location and are open 365 days per year with extended hours Monday through Friday. All military beneficiaries entitled to receive care at military treatment facilities are eligible for care at the PRIMUS and NAVCARE centers at no cost to them.

    As of June 30, 1995, the Company leased 7 and owned 4 facilities for its PRIMUS and NAVCARE centers. The terms of these leases expire from fiscal years 1996 to 1999. The Company will remain obligated under some of the leases and will own such facilities regardless of the duration or funding of the related PRIMUS and NAVCARE contracts.

    These types of contracts are generally awarded on a unit-price and/or fixed fee basis. The units of service upon which payments are based are outpatient visits, with the contractual payment per visit varying depending on the type of service provided. The fixed fee portion is generally a per month amount to cover basic operating costs.

    On-site ambulatory clinics. During fiscal 1995, PHP also provided outpatient primary care services to the military at three military locations in
Florida and Virginia.   Two of these contracts were completed in July 1994 and
the third was completed in March 1995. The services provided by the Company and the method of calculating payment to the Company under these contracts were similar to those under the PRIMUS and NAVCARE contracts.

    Affordable Healthcare Clinics. PHP staffed and managed two ambulatory care clinics providing subsidized family practice health care services to a population of approximately 25,000 low-income residents lacking health insurance coverage in Fairfax County, Virginia. Fairfax County contracted with the Company under a cost-reimbursement-plus-fee contract to provide these services to qualifying residents. This contract was completed in June 1995.


    Medical Staffing

    The military has turned to private sector contractors to provide medical staff and management support to its hospitals. Through its national recruiting network and program staffing experience, PHP recruits qualified medical, nursing and mental health specialists and technicians to augment military health care staff on a long-term basis.

    During fiscal 1995, PHP provided staff to render nursing services for wards in both the Portsmouth Naval Hospital in Virginia and the Madigan Army Hospital in the state of Washington, social work services for 30 Army bases located in over nineteen states, and radiology services for Offutt Air Force Base in Nebraska. These types of contracts are generally awarded on a fixed-rate-labor hour basis. The Portsmouth contract was completed in July 1994.


    Mental Health

    Since 1980 PHP provided managed psychiatric services for certain patients at St. Elizabeth's Hospital in Washington, D.C. under a special program with the federal government. The Company's multilingual staff provided acute treatment services for chronic psychiatric patients, involving screening, evaluation, treatment and rehabilitation. The staff employed behavior modification, skill training and cultural acclimation programs to enable patients to re-enter the community. This program was terminated by the Government in March 1995.

    PHP also staffs and manages, for the South Carolina Department of Mental Health, the Dowdy Gardner Psychiatric Nursing Care Center for geriatric patients with chronic medical problems. In addition, the Company staffs and manages inpatient psychiatric services for the Air Force at Offutt Air Force Base, and both inpatient and outpatient psychiatric services for the Army at Fitzsimmons Army Medical Center in Colorado and at Fort Hood in Texas.

    These types of contracts are generally awarded on cost-reimbursement-plus-fee, fixed-price and unit-price bases. The units upon which payment is based are inpatient beds per day.


    Long-term Care

    In October 1989, PHP began applying its expertise, gained in providing skilled nursing and specialty services to geriatric patients, to the field of long-term care. During fiscal year 1990, the Company began staffing and managing a new 150 bed skilled and intermediate care nursing facility under a contract with the Alabama Department of Veterans Affairs. During fiscal 1991, the Company began staffing and managing a similar 220 bed facility for veterans under a contract with the South Carolina Department of Mental Health. The Company believes it is one of only a few private companies working with state governments to meet the long-term care needs of a rapidly growing population of military veterans. These types of contracts are generally awarded on a unit-price basis. The units upon which payment is based are inpatient beds per day. In August 1994 the Company was selected to manage three skilled and intermediate care nursing facilities for the Alabama Department of Veteran Affairs. This contract award included the facility currently managed by the Company and two other facilities, one with 150 beds, the other with 120 beds. The term of this contract is three years and the price is on a per inpatient bed day basis.


    Total Managed Care

    PHP provides specialized comprehensive managed health care programs for maximum, medium and minimum security facilities. The Company presently provides such a program for the Arkansas Department of Corrections under a unit-price contract. The units upon which payment is based are average number of inmates per month. This contract was re-awarded to the Company in July 1991 for an initial year with five option years; the price for each of the last four option years will be negotiated annually. Correctional facilities are complex and unique environments for delivering medical and mental health care services. The Company incorporates into its correctional facilities programs its understanding of how these facilities must be managed and how security and other special issues affect program design and administration.


    Government Contract Backlog

    As of April 30, 1994 and 1995, the approximate aggregate amounts of the remaining portions of the then current terms of the Company's government contracts and all related renewal options were $300 million and $242 million, respectively. The 1995 backlog amount includes an estimated amount for the last option year of the contract with the Arkansas Department of Corrections, which has not yet been negotiated. There can be no assurance that the renewal options under any of the Company's government contracts will be exercised, and the realization of these potential revenues is dependent upon the ordering of the estimated contract quantities and a variety of contract and other contingencies, many of which are beyond the control of the Company. See "Government Contracting Regulation."


    Government Contracting Regulation

    During the fiscal year ended April 30, 1995, approximately 50% of the Company's revenues were derived from 34 separate contracts with various government agencies to provide health care to various government sponsored populations. The Company received approximately 33% of its total revenues under 27 contracts with agencies of the federal government. The approximate percentages of government contract revenues realized by the Company by type of revenue were as follows: unit-price contracts, 72%; fixed-price contracts, 13%; cost-reimbursement-plus-fee contracts, 9%; and fixed-rate-labor hour contracts, 6%. The Company's contracts with government agencies generally provide for payment by the agencies on a monthly or bi-weekly basis and do not involve reimbursement to the Company under the Medicare or Medicaid programs or direct payment to the Company by patients.

    The Company's contracts with government agencies are obtained primarily through the competitive bidding process as governed by applicable federal and state statutes and regulations. Contracts are generally awarded for a base period of less than one year and corresponding with the government agency's fiscal year, having two to four one-year renewals at the option of the government agency, and are subject to appropriation of funds annually by the appropriate legislative body. There is, therefore, no assurance that the Company will be able to retain its contracts or, if retained, that all of such contracts will be fully funded except through the currently funded period.

    Under the competitive bidding process, unsuccessful bidders may protest the award of a contract to another bidder in accordance with a government appeals process if they believe the award was improper. Such protests could result in the rebidding, delay or loss of contracts.

    The Company generally performs services under fixed-price, unit-price, cost-reimbursement-plus-fee and fixed-rate-labor hour contracts. Under fixed-price contracts, the government agency pays the Company an agreed upon price for services rendered. Under unit-price contracts, the Company receives a fixed dollar amount per unit of service provided, intended to cover direct costs, related indirect costs and fee. Under cost-reimbursement-plus-fee contracts, the government agency reimburses the Company for allowable costs incurred and pays the Company a negotiated fixed fee, up to contract funding amounts. Under fixed-rate-labor hour contracts, the Company receives a fixed hourly rate intended to cover salary costs, other direct costs, related indirect costs and fee.

    Under fixed-price, unit-price and fixed-rate-labor hour contracts, the Company realizes benefits or detriments resulting from unanticipated cost variances. Under unit-price contracts, the Company also realizes benefits and detriments occasioned by unanticipated variances in unit quantities and resulting revenues.

    Under the Truth in Negotiations Act, the U.S. Government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate, and current cost or pricing data to the Government in connection with the negotiation of the price of the contract or modification. The U.S. Government also has the right after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate, and current data.

    Section 31 of the Federal Acquisition Regulation governs the allowability of costs incurred by the Company in the performance of U.S. Government contracts to the extent that such costs are included in its proposals or are allocated to its U.S. Government contracts during performance of those contracts. In the opinion of management of the Company, costs proposed, incurred, and billed to the U.S. Government in connection with the Company's performance of its U.S. Government contracts complied with Section 31 of the Federal Acquisition Regulation in all material respects.

    The Company's U.S. Government contracts are subject to possible termination, reduction or modification as a result of changes to or reductions in the Government's requirements or budgetary resources. Contracts may be modified or terminated for the convenience of the U.S. Government at any time during the term of the contract. If a contract is modified, the price of the contract would be equitably adjusted to reflect the change or reduction. If a contract were to be terminated for convenience, the Company would be reimbursed for its allocable, reasonable and allowable costs incurred through the date of termination and would be paid a reasonable profit or fee on the work actually performed. If it is determined that the terminated contract would have been in a loss position if fully performed, a "loss ratio" will be applied to reduce the Company's recovery of incurred costs so that the recovery will reflect a proportionate amount of that anticipated loss. In either event, the Company would be entitled to recover the costs incurred directly as a result of the termination of the contracts, such as filing a settlement proposal.

    The Company believes that it has complied in all material respects with applicable government requirements. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts for a specified period of time. While the Company considers the possibility of suspension or debarment to be remote, any such suspension or debarment could have a materially adverse effect upon the Company.

    State governments with which the Company contracts have statutory or regulatory provisions relating to government contracting which are generally comparable to the U.S. Government.


Other

    Health Care Regulation

    The health care industry is subject to extensive federal, state and local regulation. In addition, the agreements under which the Company provides managed health care services generally require the Company to maintain all required licenses and permits.

    Among other things, under the laws of a number of states, the Company is prohibited from practicing or holding itself out as being engaged in the practice of medicine. In 1994, the Company agreed with the Internal Revenue Service to treat the licensed physicians with whom it contracts directly to perform medical services as employees, rather than independent contractors, for federal employment tax purposes. As a result, the Company has entered into employment agreements with those physicians. The Company believes that these agreements do not violate any applicable prohibition against the unlicensed practice of medicine, and that the Company's operations and those of its subsidiaries are in compliance in all material respects with applicable health care regulatory requirements. There can be no assurance, however, that a court or government agency would not conclude otherwise if the question were to be presented, which could have an adverse effect on the Company and might require the Company to restructure its affected operations.

    PHP arranges for the provision of health care services to non-government employers and payors. Certain of the facilities and services provided are subject to licensing and other regulations. Where the Company is specifically requested to establish a primary care physician organization on behalf of a client that does not operate such services directly, PHP obtains the necessary licenses. Where an employer or payor directly employs physicians, PHP provides assistance in obtaining necessary licenses.

    CHP, a wholly owned subsidiary of the Company, is a health maintenance organization approved to do business in the District of Columbia as a contractor under Medicaid. CHP files periodic reports and its operations are subject to periodic examinations by the District of Columbia.

    The Company cannot predict the effect of future changes in federal or state laws, including changes which may result from proposals for comprehensive federal health care reform legislation now being considered by the U.S. Congress, or the impact that changes in existing federal health care reform legislation now being considered by the U.S. Congress, or the impact that changes in existing federal or state laws or in the interpretation of those laws might have on the Company.


    Current Developments

    The current White House Administration has established the White House Task Force on National Health Care Reform. Congress has considered and debated a variety of legislative proposals to change the national health care delivery system. Although legislative activity has recently subsided, the Company cannot predict the final outcome of this national health care reform process. The Company believes, however, that its experience in providing managed primary care services will enable it to respond to changes in the health care industry.


    Employees and Independent Contractors

    At June 30, 1995, PHP had approximately 3,000 employees, of which approximately 2,050 were full time, including 123 management and administrative personnel at its corporate headquarters.

    In December 1993, the Company reached a settlement with the IRS in regard to an audit of the Company's federal employment tax returns for 1988 and 1989. In connection with the settlement, the Company changed the classification of certain physician independent contractors to that of employees beginning January 1994.

    The physicians and the Company are subject to potential liability with respect to medical malpractice claims. In addition, the Company's contracts generally require the Company to indemnify the government agency for losses resulting from any physician's negligence. The Company maintains medical malpractice insurance covering the physicians, the Company and its agents and employees in amounts it believes adequate based on historical claims and the nature and risks of the Company's business. There can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage or that such coverage will continue to be available.


    Key Management

    The Company's success in its business depends on the skills and efforts of its senior management, some of whom would be difficult to replace. In 1992 the Company entered into employment agreements with Charles H. Robbins, President and Chairman of the Board, Jack M. Mazur, Senior Executive Vice President, and Michael D. Starr, Executive Vice President and Treasurer. These contracts were originally for a term of two years, renewable automatically at the end of each year thereafter. The contracts are currently in effect to May 1996. The Company is the beneficiary of five key-man life insurance policies on Mr. Robbins and Mr. Mazur in the total amount of $4.25 million.


    Competition

    The Company has numerous competitors who compete with the Company for contracts to provide health care services to federal, state and local government agencies and to employers and others in the private sector. The competition for a particular contract may consist of national, regional and/or local providers, depending on the type of health care services involved. A number of these firms are larger and have greater financial resources and larger technical staffs than the Company. Federal, state and local government agencies also can be considered to be in competition with the Company, in that they may provide services of a similar nature to those provided by the Company. It is not possible to predict the extent of competition which present or future activities of the Company will encounter because of changing competitive conditions, government requirements, government budgeting, technological developments and other factors. Management believes the principal competitive factors for the type of services provided by the Company are quality, responsiveness, experience, ability to perform within estimated time and expense limits and pricing.

    The Company cannot predict the future course of pending federal and state health care reform initiatives or their effect on the Company's competitive position.


Item 2.  Properties

    As of June 30, 1995 the Company leased facilities for the provision of medical services at 22 locations in seven states covering an aggregate of approximately 106,000 square feet of space. The leases expire at various dates from fiscal years 1996 to 1999.

    In addition to leased facilities, the Company owns seven parcels of real property on which it has constructed facilities to provide contracted services. These facilities are located in six states and cover an aggregate of approximately 67,000 square feet. All properties are subject to mortgages related to the Company's primary credit agreement. See Note 5 of Notes to Consolidated Financial Statements.

    All of the clinic facilities are modern and well maintained. The Company considers these facilities to be adequate for carrying out its contract requirements and commercial business.

    In May 1993, the Company purchased an office building in Reston, Virginia for approximately $12 million. The building contains approximately 165,000 square feet of rentable commercial office space of which 113,000 square feet was under lease at the time of purchase. The Company is utilizing a portion of the available office space for consolidation of its corporate operations. In July 1994, the Company sold the Reston, Virginia building for approximately $14.8 million. In conjunction with the sale, the Company signed a fifteen year lease for 55,000 square feet of space in the building. The Company completed its relocation to Reston in August 1994 and has sublet the former corporate offices in Alexandria, Virginia. See Note 9(c) of Notes to the Consolidated Financial Statements.

    The Company acquired a 19,000 square foot building in San Diego, California intended, at the time of purchase, for use in provision of contracted services. The Company no longer has the contractual requirement for this site. In February 1995, the Company leased the building over a five-year period ending in June 2000.

    See Note 11(a) of Notes to Consolidated Financial Statements for information concerning the Company's lease rental obligations.


Item 3.  Legal Proceedings

    The Company is a defendant in various legal proceedings incidental to its business, including actions involving medical malpractice claims, employment matters and contractual arrangements. In the opinion of management, after consultation with counsel, these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash
flows.   See Note 11(c) of Notes to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.


                        EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information as of the date hereof with respect to the Company executive officers. Pursuant to their employment agreements with the Company as extended by the Board of Directors, Messrs. Robbins, Mazur and Starr will serve in the capacities indicated through April 30, 1996. Messrs. Picini and Lavoie have been appointed to terms which will expire at the annual meeting of the Board of Directors held immediately after the 1995 Annual Meeting of Shareholders, or until their successors are duly elected and qualified. Pursuant to his employment agreement, John P. Cole will serve as Executive Vice President until September 1996.

                                                      Continuously
                    Positions or Offices              Served as Executive
Name                with the Company                  Officer Since         Age
- ------------------  --------------------------------  --------------------  ---

Charles H. Robbins  President and Chairman of         1976                  64
                      the Board

Jack M. Mazur       Senior Executive Vice             1976                  53
                      President and Director

Michael D. Starr    Executive Vice President,         1981                  51
                      Treasurer and Director

Anthony M. Picini   Senior Vice President, Finance    1990                  40
                      and Chief Financial Officer

Julien J. Lavoie    Senior Vice President and         1991                  63
                      Director

John P. Cole        Executive Vice President          1994                  54


    Anthony M. Picini joined the Company in December 1989 as Chief Financial Officer and became Vice President Finance in 1990, and Senior Vice President Finance in 1993. Prior to joining the Company, Mr. Picini was a Senior Manager with the accounting firm of KPMG Peat Marwick LLP, managing auditing and accounting services provided to public and private commercial companies.

    John P. Cole is Executive Vice President of the PHP Healthcare with responsibility of marketing the Company's managed health care products and services. Previously, he was President and Chief Executive Officer of JP Cole & Associates which exclusively marketed PHP products and services. JP Cole & Associates was merged into PHP Healthcare in October 1994. Mr. Cole is a 30-year veteran of the employee benefits field having held senior executive positions with Prudential, AMI, Blue Cross of California, and Lincoln National Corporation. Prior to starting JP Cole & Associates in 1993, Mr. Cole was Senior Vice President at Aetna Health Plans where he had responsibility for both sales and delivery of health care in markets across the United States.

    Information concerning Messrs. Robbins, Mazur, Starr and Lavoie under the heading "Election of Directors" in the Company's 1995 Proxy Statement is hereby incorporated by reference as if set forth in full.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

    On August 17, 1992, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "PPH". Prior thereto, the stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "PHPH". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the New York Stock Exchange.


Fiscal Year Ended                                     High        Low
- ----------------------------------------------------  ----------  ----------

April 30, 1996
    First Quarter
    (through June 30, 1995). . . . . . . . . . . .    21 3/4      16 5/8

April 30, 1995
    Fourth Quarter . . . . . . . . . . . . . . . .    20 3/8       9 3/4
    Third Quarter. . . . . . . . . . . . . . . . .    12 1/8       9 5/8
    Second Quarter . . . . . . . . . . . . . . . .    12 5/8       9
    First Quarter. . . . . . . . . . . . . . . . .    13 3/8       8 3/4

April 30, 1994
    Fourth Quarter . . . . . . . . . . . . . . . .    11 1/8       7 3/8
    Third Quarter. . . . . . . . . . . . . . . . .     8 1/2       5 7/8
    Second Quarter . . . . . . . . . . . . . . . .     8 1/4       5 5/8
    First Quarter. . . . . . . . . . . . . . . . .     9 7/8       5 1/4


         As of June 30, 1995, there were approximately 950 holders of record of the Company's Common Stock. Based on a review of its nominee account listings, the Company estimates it has approximately 4,700 beneficial owners.

         The Company has never paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. The Company's bank credit agreement precludes the payment of cash dividends without the bank's approval.


Item 6.  Selected Consolidated Financial Data

         The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations and balance sheets is derived from the Consolidated Financial Statements of the Company as audited by Coopers & Lybrand, LLP, independent accountants, for the year ended April 30, 1995 and KPMG Peat Marwick LLP, independent public accountants for the prior four years, and gives retroactive effect to the one-for-four split of the Common Stock in the form of a 25% stock dividend distributed on February 25, 1991 to holders of record on February 11, 1991. The data presented below should be read in conjunction with and is qualified by reference to the

Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Items 7 and 8.

                                                                        Year Ended April 30,
                                                          1991      1992        1993      1994       1995
                                                             (In thousands, except per share amounts)
                                                       ---------  ---------  ---------  ---------  ---------

Statements of Operations Data:

Revenues . . . . . . . . . . . . . . . . . . . . . .   $ 95,323   $117,790   $126,026   $148,683   $204,131
Direct costs . . . . . . . . . . . . . . . . . . . .     79,958    100,813    116,840    140,397    182,053
                                                       ---------  ---------  ---------  ---------  ---------
    Gross profit . . . . . . . . . . . . . . . . . .     15,365     16,977      9,186      8,286     22,078

General and administrative expenses. . . . . . . . .      8,293     10,093     13,201     16,936     19,660
                                                       ---------  ---------  ---------  ---------  ---------

    Operating income (loss). . . . . . . . . . . . .      7,072      6,884     (4,015)    (8,650)     2,418

Other income (expense):
    Interest expense . . . . . . . . . . . . . . . .     (1,061)      (283)    (1,071)    (3,288)    (2,209)
    Interest income. . . . . . . . . . . . . . . . .         --        409         74        186        422
    Miscellaneous income (expense) . . . . . . . . .        139         25       (325)      (504)     1,015
    Minority interest in earnings (losses)
      of subsidiaries. . . . . . . . . . . . . . . .         --         39       (225)      (213)      (159)
                                                       ---------  ---------  ---------  ---------  ---------
    Earnings (loss) before income taxes. . . . . . .      6,150      7,074     (5,562)   (12,469)     1,487
Income tax expense (benefit) . . . . . . . . . . . .      2,415      2,807     (1,806)    (3,135)       535
                                                       ---------  ---------  ---------  ---------  ---------
    Net earnings (loss). . . . . . . . . . . . . . .   $  3,735   $  4,267   $ (3,756)  $ (9,334)  $    952
                                                       =========  =========  =========  =========  =========

Net earnings (loss) per common share:
    Primary. . . . . . . . . . . . . . . . . . . . .   $    .89   $    .85   $   (.75)  $  (1.85)   $   .17
                                                       =========  =========  =========  =========   ========
    Fully diluted. . . . . . . . . . . . . . . . . .   $    .88   $    .85   $   (.75)  $  (1.85)   $   .16
                                                       =========  =========  =========  =========   ========

Weighted average number of common
shares outstanding:
    Primary. . . . . . . . . . . . . . . . . . . . .      4,216      5,043      4,998      5,043      5,613
                                                       =========  =========  =========  =========   ========
    Fully diluted. . . . . . . . . . . . . . . . . .      4,230      5,043      4,998      5,058      5,955
                                                       =========  =========  =========  =========   ========

Balance Sheet Data:
Working capital. . . . . . . . . . . . . . . . . . .   $  7,949   $ 15,677   $ 20,753   $  7,736   $ 15,422
Total assets . . . . . . . . . . . . . . . . . . . .     32,639     55,742     73,821     87,111     71,150
Short-term debt. . . . . . . . . . . . . . . . . . .      3,335      2,526      4,283      4,589      2,247
Long-term debt . . . . . . . . . . . . . . . . . . .      8,459      7,414     28,888     39,643     24,454
Stockholders' equity . . . . . . . . . . . . . . . .      9,797     32,626     25,733     17,296     20,328


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    In fiscal 1995 the Company achieved parity between its Government and Commercial Managed Health Care Service revenues after having been a 98% Government business as recently as fiscal 1992.

    Revenues from the Commercial Managed Health Care Services division have grown to $102.2 million or 50% of total revenues from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of: (1) the Company's wholly owned subsidiary, D.C. Chartered Health Plan, Inc., which operates an HMO in the District of Columbia, serving primarily the government assisted Medicaid population, (2) the Company's project with Blue Cross Blue Shield of New Jersey ("BCBSNJ") to operate ten family health centers, manage and maintain an integrated network of specialists, and provide utilization and case management, and (3) family health centers which are operated either on a contract basis for large employers or on a commercial walk-in basis. This division also includes the ambulatory surgery centers previously managed through a majority owned subsidiary, Paragon Ambulatory Surgery, Inc. ("Paragon"). In April 1994 the Company sold three of its outpatient surgery centers and in September 1994 sold the remaining two centers. Management determined that these centers were inconsistent with the Company's long-term commercial strategy.

    Revenues from the Government Managed Health Care Service division have decreased slightly from a peak of $116.4 million in 1992 to $101.5 million in 1995. The Company provides health care services to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. Government health care services have become increasingly price competitive as the government moves toward increased privatization of services and attempts to reduce spending.
In addition, Department of Defense health care services are increasingly bid in larger regional contracts for an expanded scope of services.

    Revenues from the operations of the Reston, Virginia office building acquired in May 1993 and sold in July 1994 are included as Other revenue.

    The Company's revenues have almost doubled from $118 million in 1992 to $204 million in 1995. Gross profit margins decreased to 7% and 6% in 1993 and 1994, respectively, from 14% in 1992. In 1995, the gross profit margin was 11%. The decreased gross profit margins in 1993 and 1994 were due to increased competition for the Company's government contracts and certain other events in 1993 and 1994. The Company earned net income of $952,000 in 1995 after net losses of $3.8 million and $9.3 million in 1993 and 1994, respectively. The 1993 and 1994 losses were due to the decrease in gross profits, increased business development costs related to commercial business efforts, increased corporate support staff costs, government contract proposal activity costs, increased interest expense resulting from various acquisitions and capital expenditures to meet operational needs, and certain other significant nonrecurring events.

    The Company expects that gross profits will continue to increase in fiscal 1996 although not as significantly as the increase from 1994 to 1995. The anticipated improvement is based on CHP's expanding enrollment and favorable new contract with the District of Columbia, and the continuation of the operational phase of the BCBSNJ project under which the Company began providing health care services in January 1995.

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

    Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $6.7 million and $8.0 million at April 30, 1994 and 1995, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during fiscal 1996. In addition, proposed congressional legislation is pending which upon passage would, in management's opinion, result in a retroactive entitlement of the full recovery of the settlement receivable.

    Effective October 1, 1994, CHP entered into a new one-year contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30, 1995, CHP recorded accounts receivable of $1.9 million, for the difference between what was due under the contract versus what was received. Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS.

    The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations as a percentage of revenues:

                                                    Fiscal Year Ended April 30
                                                   ----------------------------
                                                     1993      1994      1995
                                                   --------  --------  --------

Revenues                                             100%      100%      100%
Direct costs                                          93        94        89
Gross profit                                           7         6        11
General and administrative expenses                   10        12        10
Operating income (loss)                               (3)       (6)        1
Net earnings (loss)                                   (3)       (6)        1


                              Results of Operations

                  Fiscal Year 1995 Compared to Fiscal Year 1994

    The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                                1994                1995
                                         ------------------  ------------------
                                         Revenues  % of      Revenues  % of
Division                                 (000's)   Total     (000's)   Total
- ---------------------------------------  --------  --------  --------  --------

Government Managed Health Care Services  $102,248    68.8    $101,455    49.7
Commercial Managed Health Care Services    43,204    29.0     102,220    50.1
Other Revenue                               3,231     2.2         456     0.2
                                         --------  --------  --------  --------

Total                                    $148,683   100.0    $204,131   100.0
                                         ========  ========  ========  ========


    The Company's revenues increased by 37% or $55 million, to $204 million in fiscal 1995 compared to $149 million in fiscal 1994. This growth was almost entirely due to the Commercial Managed Health Care Services division.

    Commercial Managed Health Care Services division revenue more than doubled from $43.2 million for the year ended April 30, 1994 to $102.2 million for the year ended April 30, 1995, an increase of $59 million. This substantial increase in revenue occurred through an acquisition and the commencement of new projects. The BCBSNJ project generated 58% of the division's revenue growth. During 1995, the Company completed the pre-operational and construction phases of the BCBSNJ contract and in January and February 1995 commenced operation of nine community-based health care centers and related ISOC services. The Company expects that the BCBSNJ fiscal 1996 revenues will be less than the amounts recognized in fiscal 1995 due to $30 million of non-recurring construction and pre-operational revenues in 1995. CHP provided 41% of the revenue growth in the Commercial Managed Health Care Services division. This growth was primarily due to twelve months of operations in fiscal 1995 versus only eight months of operations in fiscal 1994, beginning with its acquisition in August 1993. CHP's revenue also increased due to a favorable new contract with the District of Columbia which commenced in October 1994 and an expansion of membership enrollment. Additional revenue increases resulted from expanded utilization at existing primary care projects and the commencement of operations at a new project for Northwestern Steel and Wire. Offsetting these revenue increases was a decrease in revenue, resulting from the sale of three outpatient surgery centers in April 1994 and the remaining two outpatient surgery centers in September 1994.

    Government Managed Health Care Services division revenue decreased marginally by 1% from $102.2 million in 1994 to $101.5 million in 1995. This flat level of revenue was attributable to offsetting increases and decreases. Revenue increases were due to: (1) an expanded inmate population and increased contract rate with the Arkansas Department of Corrections, (2) a non-recurring write-off of $3.1 million in fiscal 1994 resulting from actual costs being greater than expected, and (3) a contractual expansion of services at an existing PRIMUS project. Revenue decreases resulted from the completion of several contracts including a large Medical Staffing contract completed in July 1994, three On-Site Ambulatory contracts completed throughout fiscal 1995, and a large Mental Health project completed in March 1995.

    Other revenue consisted of the operations of the Reston, Virginia office building which was acquired in May 1993 and sold in July 1994. Operational revenues associated with this building decreased from $3.2 million to $456,000 in 1994 and 1995, respectively.

    The Company's gross profit increased by $13.8 million, almost tripling from $8.3 million in 1994 to $22.1 million in 1995. This increase was due to significant improvement in both the Government and Commercial Managed Health Care Services divisions.

    The Commercial Managed Health Care Services division gross profit increase was almost entirely attributable to CHP. CHP's gross profit improvement resulted from a favorable new contract with the District of Columbia which commenced in October 1994 and an expansion in enrollment. A decrease in gross profit resulted from the sale of three outpatient surgery centers in April 1994 and the remaining two centers in September 1994.

    The Government Managed Health Care Services division gross profit increased in 1995 for two reasons. First, the Company incurred two large write-offs in fiscal 1994 that were non-recurring. One write-off of $2.1 million related to a PRIMUS contract with the Army. This contract was modified in fiscal 1995 and currently operates at a modest profit. The Company continues to pursue an equitable claim adjustment with the Federal Government for $1.9 million related to this contract. The second write-off of $3.1 million related to two long-term care nursing home contracts. This write-off was prompted by lower than anticipated margins as one of the facilities reached full utilization, an anticipated rate increase at one facility that did not materialize, and actual costs in excess of previous estimates. The Company did not experience similar write-offs in fiscal 1995. The second reason for the gross profit increase in 1995 compared with 1994 is an overall decrease in costs at the Company's PRIMUS/NAVCARE projects. During 1995, the Company experienced improved cost control in part resulting from the reduction of services to more properly match the explicit contract requirements. In addition to the increases discussed above, the Government Managed Health Care Service division gross profits decreased due to the completion of a large Medical Staffing project in July 1994.

    General and administrative ("G & A") expenses increased 16% or $2.7 million, to $19.6 million for fiscal 1995 from $16.9 million for fiscal 1994. This increase is predominantly a function of the Company's initiatives in the Commercial Managed Health Care Service division and is due to: (1) twelve months of G & A expenses associated with CHP in fiscal 1995, compared with only eight months in fiscal 1994, and (2) increased corporate salary costs related to both the hiring of additional managed health care professionals in conjunction with the Company's commercial market initiatives and the expansion of support service personnel.

    Interest expense decreased 33%, or $1.1 million, to $2.2 million in 1995 from $3.3 million in 1994. This decrease is primarily a function of the decrease in the Company's long-term debt resulting from the sale of three outpatient surgery centers in April 1994, the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

    Miscellaneous income and expense changed by $1,519,000 from an expense of $504,000 in 1994 to income of $1,015,000 in 1995. This increase is the net result of a few large income and expense items in fiscal 1995. Included in the fiscal 1995 amount is an expense or loss amount of $750,000 related to the sublease of the Company's former headquarters facility in Alexandria Virginia, an income amount of $650,000 related to the removal of a valuation allowance which had been established in fiscal 1994 related to receivables from officers, an income amount of $540,000 related to the removal of a valuation allowance against a note receivable from a tenant in the Reston, Virginia building, and a gain amount of $340,000 related to the sale of the remaining two outpatient surgery centers.

    The effective income tax rates of 36% in fiscal 1995 and 25% in 1994 represent the combined federal and state income tax rates adjusted as necessary. The 1994 income tax rate is less than the 1995 income tax rate primarily as a result of a valuation allowance relating to certain deferred tax assets.

    The Company earned net income of $952,000 in 1995 compared with a net loss of $9.3 million in 1994, resulting in primary earnings per share of $0.17 in 1995 ($0.16 fully diluted), compared with a primary and fully diluted loss of $1.85 per share in 1994.


                  Fiscal Year 1994 Compared to Fiscal Year 1993

    The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                                1993                1994
                                         ------------------  ------------------
                                         Revenues  % of      Revenues  % of
Division                                 (000's)   Total     (000's)   Total
- ---------------------------------------  --------  --------  --------  --------

Government Managed Health Care Services  $117,409    93.2    $102,248    68.8
Commercial Managed Health Care Services     8,617     6.8      43,204    29.0
Other Revenue                                  --      --       3,231     2.2
                                         --------  --------  --------  --------

Total                                    $126,026   100.0    $148,683   100.0
                                         ========  ========  ========  ========


    The Company's revenues increased 18% to $149 million in 1994 compared with $126 million in 1993. This overall growth largely resulted from significant growth in the Managed Health Care Services division revenues.

    Commercial Managed Health Care Services division revenue increased five fold from approximately $8.6 million in 1993 to approximately $43.2 million in 1994. This substantial increase in revenues occurred through acquisitions and the commencement of new projects. During 1994, the Company acquired CHP, Health Cost Consultants, Inc. (HCC) and an outpatient surgery center. CHP provided approximately two-thirds of the revenue growth since its acquisition in August 1993. Additionally, the Company commenced 2 new projects in June 1993, management of two family health centers for GTE Corporation and one family health center for Bethlehem Steel Corporation. Also, in May 1994 PHP established a walk-in family health center at the site of a former PRIMUS clinic.

    Government Managed Health Care Services division revenue decreased by 13% to $102 million. Substantially all of this net decrease resulted from the completion of four PRIMUS/NAVCARE contracts. In addition, the eleven re-awarded projects have reduced contractual rates. Additional decreases in revenue include: (1) a significant permanent reduction in the utilization of services on an Army Hospital nurse staffing contract, (2) decreased revenues on two long-term care nursing home projects resulting from actual costs being greater than expected, and (3) a decrease in utilization of services on a Navy Hospital nurse staffing contract which expired in early fiscal 1995. The Company was not awarded the follow-on contract. The impact of these revenue decreases was somewhat offset by increases in revenue from an increased inmate population and contract price on the Company's contract with the Arkansas Department of Corrections, increased utilization of services on the Company's two affordable health care clinics, increased utilization of services on one mental health project and an expansion of services on another mental health project.

    Other Revenue consisted of the operations of the Reston, Virginia office building acquired in May 1993. This building was sold in July 1994.

    PHP's gross profit decreased 10% to $8.3 million in 1994, compared to $9.2 million in 1993. This decrease is a net result of significant increases in the Commercial Managed Health Care Services division and significant decreases in the Government Managed Health Care Services division.

    A little over one-half of the increase in gross profit in the Commercial Managed Health Care Services division was due to PHP's newly acquired subsidiary, CHP. Commercial Managed Health Care Services gross profits also increased due to: (1) the acquisition of an additional outpatient surgery center in May 1993, (2) the GTE Corporation and Bethlehem Steel Corporation family health centers which became operational in June 1993, and (3) the managed care consulting services contract started and completed in fiscal 1994. Also, in fiscal 1993 the Company incurred a direct cost write-off related to a project to assist in the development of a direct health care delivery system which upon contract finalization was not reimbursed to the Company. In addition, Commercial Managed Health Care Services gross profits were adversely affected by the operation of three walk-in family health centers which were operated at the sites of former PRIMUS contract sites. Because of the losses incurred, two of these locations were closed down within five months of conversion; the third continues to operate as it has currently achieved its break-even point.

    The Government Managed Health Care Services division gross profit decreased substantially due to three major reasons. First, during fiscal 1994 the Company earned significantly less gross profit from its PRIMUS/NAVCARE contracts. This occurred because: (1) four contracts were completed early in fiscal 1994; (2) the contractual rates on the eleven projects the Company was re-awarded were reduced from prior levels; and (3) the Company experienced higher labor, pharmaceutical, and other medical services costs in the operation of these contracts compared with the prior year. Secondly, the Company reported less gross profit on two long-term care nursing home contracts due to lower than anticipated margins as one of the facilities became fully utilized, the absence of an anticipated rate increase at one facility, and actual costs in excess of amounts previously estimated. These adjustments resulted in write-offs in the fourth quarter of fiscal 1994 of $3.1 million and should not recur in the future. Lastly, the Company wrote down an account receivable and established a contract loss provision amounting in total to $2.1 million during the fourth quarter on a PRIMUS contract. This contract was re-awarded to the Company in late fiscal 1993 and has been serving a population with a substantially different demographic mix than the assumptions used to compete for the contract award. The Company is pursuing an equitable claim adjustment of approximately $1.9 million with the Federal Government for the additional costs incurred. The Company is negotiating with the Army to change the contract on a prospective basis.

    The Other Service division gross profit resulted from the operations of the Company's building in Reston, Virginia. This gross profit included a one-time gain on lease termination of approximately $1,046,000. Subsequent to year end, in July 1994 the Company sold this building. See Note 9 of Notes to Consolidated Financial Statements.

    General and administrative expenses increased to $16.9 million in 1994 compared to $13.2 million in 1993. This increase is largely a function of the Company's managed health care service initiatives and is due to: (1) G & A expenses associated with CHP, acquired in August 1993, (2) increased corporate salary costs related to the hiring of additional managed health care professionals in conjunction with the marketing of the Company's integrated systems of care, and (3) increased corporate salary costs due to the expansion of support service personnel.

    The Company had an operating loss of $8.6 million in 1994, compared to an operating loss of $4.0 million in 1993. This decrease was the net result of decreases in gross profit margin and increases in G & A discussed above.

    Interest expense increased to $3.3 million in 1994 compared to $1.1 million in 1993. This increase was due to an increase in the interest rate on the Company's primary banking agreement from approximately 4.4% at April 30, 1993, to 7.75% at April 30, 1994. In addition, the Company incurred interest expense in 1994 related to the approximately $10 million in nonrecourse debt associated with the purchase of the office building in Reston, Virginia in May 1993.
Also, the Company's interest expense increased due to higher outstanding debt amounts in 1994 compared with 1993 associated with certain investments the Company made beginning in fiscal 1994 in the acquisition and development of property and equipment at several project sites.

    The effective income tax rates of 25% in 1994 and 33% in 1993 represent the combined federal and state income tax rates adjusted for nondeductible and nontaxable items. The 1994 income tax rate is less than the 1993 income tax rate primarily as a result of a valuation allowance relating to certain
deferred tax assets.   In the states where the 1994 loss is not allowed to be
carried back these losses can be utilized on a carryforward basis.

    The Company incurred a net loss of $9.3 million in 1994, compared to a net loss of $3.8 million in 1993, resulting in a net loss per share of $1.85 in 1994, compared with a net loss per share of $0.75 in 1993.

Liquidity and Capital Resources

    Typically, the Company's principal sources of funds are operations and bank borrowings.

    During the year ended April 30, 1995, operations used $3.9 million in cash. This represents an increase in cash used by operations of $3.4 million compared with the $500,000 used by operations in the prior year. In general, the increase in cash used by operations is a result of an increase in accounts receivable related to the BCBSNJ contract and the CHP contracts with DCDHS.

    The Company's number of days revenue in average outstanding receivables was 41 days in 1995 and 49 days in 1994. This improvement is a result of changes in the Company's mix of business, specifically certain commercial revenues that are on a prepaid basis.

    In July 1994, the Company, through a wholly owned subsidiary, sold its office building in Reston, Virginia for a gross sales price of approximately $14.8 million. Using the proceeds from the sale, the Company paid in full the related non-recourse mortgage notes of approximately $9.4 million and made an advance payment of $2 million on the Company's $15 million term note with its primary bank.

    In September 1994, the Company sold the remaining two of its outpatient surgery centers for $11.75 million in cash. As part of the sale, the purchasers assumed approximately $5 million in existing related notes payable. Using the proceeds from this sale, the Company made an advance payment in October 1994, of $5 million on the $15 million term note with its primary bank.

    In April 1995, the Company increased its available borrowings under its revolving promissory note up to $22 million with its primary bank. In conjunction with this increase, certain of the financial covenants were restructured.

    The Company believes that the current cash equivalents, anticipated cash flow generated by operations and expanded borrowing capabilities will be sufficient for known future capital needs of the Company. There may be, however, further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.


Impact of Inflation

    Inflation is considered in all contract proposals with contract terms in excess of one year. The consideration of inflationary factors is particularly important with respect to unit-price, fixed-rate-labor hour, and fixed-price contracts. Historically, inflation has not had a significant impact of the operations of the Company. While health care costs nationally are increasing, the Company's primary exposure relating to this trend has been related to salaries of health care professionals and costs of pharmaceuticals which the Company estimates and prices into all of its long term contracts. The Company believes that only one of its existing contracts could be significantly impacted by other inflationary health care trends. The Company may however become involved in future contracts where inflation and increasing health care costs may be an important factor.

Item 8.  Financial Statements and Supplementary Data


             Index to Consolidated Financial Statements and Schedule

                                                                           Page
                                                                           ----
Consolidated Financial Statements

Report of Independent Accountants - Year ended April 30, 1995. . . . . . . . 25

Independent Auditors Report - Years ended April 30, 1993 and 1994. . . . . . 26

Consolidated Balance Sheets, April 30, 1994 and 1995 . . . . . . . . . . . . 27

Consolidated Statements of Operations,
     Years Ended April 30, 1993, 1994 and 1995 . . . . . . . . . . . . . . . 29

Consolidated Statements of Stockholders' Equity,
     Years Ended April 30, 1993, 1994 and 1995 . . . . . . . . . . . . . . . 30

Consolidated Statements of Cash Flows,
  Years Ended April 30, 1993, 1994 and 1995. . . . . . . . . . . . . . . . . 31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 33


Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts,
  Years ended April 30, 1993, 1994 and 1995. . . . . . . . . . . . . . . . . 55

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
PHP Healthcare Corporation:

We have audited the consolidated financial statements and the financial statement schedule of PHP Healthcare Corporation and subsidiaries as of April 30, 1995 and for the year then ended, as listed in the index on page 24 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHP Healthcare Corporation and subsidiaries as of April 30, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended April 30, 1995, referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                      Coopers & Lybrand L.L.P.

Washington, D.C.
July 6, 1995

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
PHP Healthcare Corporation:

We have audited the consolidated balance sheet of PHP Healthcare Corporation and subsidiaries as of April 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended April 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as of and for the years ended April 30, 1993 and 1994 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHP Healthcare Corporation and subsidiaries at April 30, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in fiscal year 1994.


                                  KPMG Peat Marwick LLP

Washington, D.C.
September 12, 1994

                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                         Consolidated Balance Sheets

                                           April 30, 1994 and 1995
                                      (In thousands, except share data)

                                                                                            1994       1995
                                                                                          --------   --------

ASSETS
Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,370    $ 1,178
    Accounts receivable, net (note 3). . . . . . . . . . . . . . . . . . . . . . . . . .   18,915     24,537
    Contract settlement receivable, net (note 3) . . . . . . . . . . . . . . . . . . . .    6,700      8,022
    Pharmaceutical and medical supplies. . . . . . . . . . . . . . . . . . . . . . . . .    1,537      1,089
    Receivables from officers (note 10). . . . . . . . . . . . . . . . . . . . . . . . .    1,586      2,912
    Income tax receivable (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,332        592
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,689      2,099
                                                                                          --------   --------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,129     40,429
Property and equipment, net (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . .   37,431     23,096
Excess of cost over fair value of net assets acquired, net of
  accumulated amortization of $1,244 in 1994 and $810 in 1995 (note 9) . . . . . . . . .   12,109      3,092
Deferred income taxes (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      1,125
Receivables from officers, net (note 10) . . . . . . . . . . . . . . . . . . . . . . . .       --        885
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,442      2,523
                                                                                          --------   --------
                                                                                          $87,111    $71,150
                                                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable to banks (note 5). . . . . . . . . . . . . . . .  $ 2,534    $ 1,368
    Current maturities of notes payable - other (note 5) . . . . . . . . . . . . . . . .    2,055        879
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,944      6,405
    Claims payable - medical services. . . . . . . . . . . . . . . . . . . . . . . . . .    6,388      6,000
    Accrued salaries and benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,374      8,129
    Deferred income taxes (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      1,507
    Billings in excess of costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,098        719
                                                                                          --------   --------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   28,393     25,007
Notes payable to banks, net of current maturities (note 5) . . . . . . . . . . . . . . .   36,469     23,280
Notes payable - other, net of current maturities (note 5). . . . . . . . . . . . . . . .    3,174      1,174
Deferred gain on sale of building (note 9) . . . . . . . . . . . . . . . . . . . . . . .       --      1,085
Deferred lease obligation (note 11). . . . . . . . . . . . . . . . . . . . . . . . . . .      207        272
                                                                                          --------   --------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   68,243     50,818
                                                                                          --------   --------

Minority interest (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,572          4
                                                                                          --------   --------

                                                                                                  (Continued)



Stockholders' equity (notes 7, 8, 9 and 10):
    Preferred stock, $.01 par value, 500,000 shares authorized, none issued. . . . . . .       --         --
    Common stock, $.01 par value, 25,000,000 shares authorized,
      7,070,851 and 7,073,351 shares issued in 1994 and 1995, respectively . . . . . . .       71         71
    Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,793     29,443
    Note receivable from sale of stock (note 7). . . . . . . . . . . . . . . . . . . . .       --       (900)
    Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,522)    (1,570)
    Treasury stock, 1,995,042 common shares in 1994 and 1,665,010
      common shares in 1995, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,046)    (6,716)
                                                                                          --------   --------
         Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .   17,296     20,328
Commitments and contingencies (notes 3, 5, 10, and 11) . . . . . . . . . . . . . . . . .
                                                                                          --------   --------
                                                                                          $87,111    $71,150
                                                                                          ========   ========

See accompanying notes to consolidated financial statements.


                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Operations

                                  Years Ended April 30, 1993, 1994 and 1995
                                    (In thousands, except per share data)
                                                                              1993        1994         1995
                                                                          ----------  ----------   ----------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $126,026    $148,683     $204,131
Direct costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      116,840     140,397      182,053
                                                                          ----------  ----------   ----------
         Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .        9,186       8,286       22,078
General and administrative expenses. . . . . . . . . . . . . . . . . .       13,201      16,936       19,660
                                                                          ----------  ----------   ----------
         Operating income (loss) . . . . . . . . . . . . . . . . . . .       (4,015)     (8,650)       2,418

Other income (expense):
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .       (1,071)     (3,288)      (2,209)
    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .           74         186          422
    Miscellaneous income (expense) (note 10) . . . . . . . . . . . . .         (325)       (504)       1,015
    Minority interest in earnings of subsidiaries. . . . . . . . . . .         (225)       (213)        (159)
                                                                          ----------  ----------   ----------
         Earnings (loss) before income taxes . . . . . . . . . . . . .       (5,562)    (12,469)       1,487
Income tax expense (benefit) (note 6). . . . . . . . . . . . . . . . .       (1,806)     (3,135)         535
                                                                          ----------  ----------   ----------
         Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .     $ (3,756)   $ (9,334)    $    952
                                                                          ==========  ==========   ==========

Net earnings (loss) per common share:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (.75)   $  (1.85)    $    .17
                                                                          ==========  ==========   ==========
    Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (.75)   $  (1.85)    $    .16
                                                                          ==========  ==========   ==========

Weighted average number of common shares outstanding:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,998       5,043         5,613
                                                                          ==========  ==========   ==========
    Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,998       5,058        5,955
                                                                          ==========  ==========   ==========


See accompanying notes to consolidated financial statements.


                                      PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity

                                       Years Ended April 30, 1993, 1994 and 1995
                                                    (In thousands)
                                                          Note
                            Common Stock   Additional  Receivable   Retained        Treasury Stock          Total
                           --------------    Paid-In    from Sale   Earnings   ----------------------   Stockholders'
                            Shares Amount    Capital    of Stock    (Deficit)     Shares     Amount         Equity
                           ------  ------  ----------  ----------  ----------  ----------  ----------  -------------

Balances at
  April 30, 1992             7,062   $ 71     $27,289      $  --     $10,568       1,913     $(5,302)        $32,626

  Shares issued to
    directors                    9     --         84          --          --          --          --              84
   Purchase of treasury
    stock                       --     --          --         --          --         200      (3,221)         (3,221)
  Net loss                      --     --          --         --      (3,756)         --          --          (3,756)
                            ------ ------  ----------  ----------  ----------  ----------  ----------   -------------

Balances at
  April 30, 1993             7,071     71      27,373         --       6,812       2,113      (8,523)         25,733

  Treasury stock issued
    in acquisition              --     --         420         --          --        (118)        477             897
  Net loss                      --     --          --         --      (9,334)         --          --          (9,334)
                            ------ ------  ----------  ----------  ----------  ----------  ----------   -------------

Balances at
  April 30, 1994             7,071     71      27,793         --      (2,522)       1,995     (8,046)         17,296

  Shares issued to
    directors                   --     --          60         --          --         (13)          52            112
  Exercise of stock
    options                      2     --          14         --          --          --          --              14
  Treasury stock issued
    in acquisition              --     --       1,079         --          --        (217)        875           1,954
  Sale of treasury stock        --     --         497       (900)         --        (100)        403              --
  Net earnings                  --     --          --         --         952          --          --             952
                            ------ ------  ----------  ----------  ----------  ----------  ----------   -------------

Balances at
  April 30, 1995             7,073   $ 71     $29,443      $(900)    $(1,570)      1,665     $(6,716)        $20,328
                            ====== ======  ==========  ==========  ==========  ==========  ==========  ==============


See accompanying notes to consolidated financial statements.


                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                  Years Ended April 30, 1993, 1994 and 1995
                                               (In thousands)
                                                                             1993        1994         1995
                                                                          ----------  ----------   ----------

Cash flows from operating activities:
    Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . .     $ (3,756)   $ (9,334)    $    952
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
         Minority interest in earnings of subsidiaries . . . . . . . .          225         213          159
         Depreciation and amortization . . . . . . . . . . . . . . . .        2,964       4,158        3,401
         Increase (decrease) in deferred income taxes. . . . . . . . .         (258)         99          382
         Other items, net. . . . . . . . . . . . . . . . . . . . . . .          589         650         (378)
         Changes in operating assets and liabilities, net of effects from purchase/sale of subsidiaries:
             Decrease (increase) in accounts receivable, net . . . . .       (1,057)      1,439       (6,069)
             Increase in contract settlement receivable, net . . . . .           --      (4,100)      (1,322)
             Decrease (increase) in income tax receivable. . . . . . .       (1,546)     (1,185)       2,741
             Decrease (increase) in pharmaceutical and medical
               supplies. . . . . . . . . . . . . . . . . . . . . . . .         (645)        (35)         264
             Decrease (increase) in other current assets . . . . . . .         (331)      1,706         (499)
             Increase in other assets. . . . . . . . . . . . . . . . .         (440)       (681)      (1,081)
             Increase (decrease) in accounts payable . . . . . . . . .        2,000       1,672       (1,539)
             Increase (decrease) in claims payable . . . . . . . . . .           --       1,523         (388)
             Increase in accrued salaries and benefits . . . . . . . .          734       1,815          852
             Increase (decrease) in billings in excess of costs. . . .       (1,099)      1,616       (1,465)
             Increase (decrease) in deferred lease obligation. . . . .            1         (25)          63
                                                                          ----------  ----------   ----------
                 Net cash used in operating activities . . . . . . . .       (2,619)       (469)      (3,927)
                                                                          ----------  ----------   ----------

Cash flows from investing activities:
    Acquisition of property and equipment. . . . . . . . . . . . . . .      (11,148)    (20,769)      (6,217)
    Net proceeds from the sale of property and equipment . . . . . . .           --          --       14,045
    Acquisition of property held for sale. . . . . . . . . . . . . . .       (2,021)         --           --
    Deposit on acquisition of subsidiary . . . . . . . . . . . . . . .       (3,200)      3,200           --
    Acquisition of subsidiaries, net of cash acquired (note 9) . . . .         (142)     (3,842)        (811)
    Disposition of subsidiaries, net of cash conveyed (note 9) . . . .           --       8,992       10,790
                                                                          ----------  ----------   ----------
         Net cash provided by (used in) investing activities . . . . .      (16,511)    (12,419)      17,807
                                                                          ----------  ----------   ----------


                                                                                                  (Continued)









Cash flows from financing activities:
    Net proceeds under revolving promissory notes. . . . . . . . . . .        9,017       4,939        6,590
    Borrowings on notes payable. . . . . . . . . . . . . . . . . . . .       20,040      14,102          751
    Repayments on notes payable. . . . . . . . . . . . . . . . . . . .       (6,227)     (5,699)     (20,845)
    Receivables from officers. . . . . . . . . . . . . . . . . . . . .         (602)     (1,587)      (1,561)
    Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .       (3,221)         --           --
    Issuance of treasury stock to directors. . . . . . . . . . . . . .           --           --         112
    Proceeds from the exercise of stock options. . . . . . . . . . . .           --          --           14
    Distributions paid to limited partners . . . . . . . . . . . . . .         (209)       (485)        (133)
    Contributions from limited partners. . . . . . . . . . . . . . . .          260          --            --
                                                                          ----------  ----------   ----------
         Net cash provided by (used in) financing activities . . . . .       19,058      11,270      (15,072)
                                                                          ----------  ----------   ----------

         Net decrease in cash and cash equivalents . . . . . . . . . .          (72)     (1,618)      (1,192)

Cash and cash equivalents, beginning of year . . . . . . . . . . . . .        4,060       3,988        2,370
                                                                          ----------  ----------   ----------

Cash and cash equivalents, end of year . . . . . . . . . . . . . . . .      $ 3,988     $ 2,370      $ 1,178
                                                                          ==========  ==========   ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   949     $ 3,203      $ 1,922
         Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           16           5           22

Supplemental disclosure of non-cash investing and
financing activities (note 9):
    Sale of treasury stock for note receivable . . . . . . . . . . . .           --          --      $   900
    Forfeiture of acquisition note and corresponding excess
    cost over fair value of assets acquired. . . . . . . . . . . . . .           --          --      $    50


See accompanying notes to consolidated financial statements.


                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             April 30, 1994 and 1995

(1) Summary of Significant Accounting Policies

    (a)  Organization and Business

    PHP Healthcare Corporation and its subsidiaries (the Company) operate in a single industry providing health care and related support services primarily on a contractual basis to federal, state and local government agencies, and commercial entities.

    In fiscal 1992, the Company commenced the management of ambulatory surgery centers acquired or developed through its majority owned subsidiary, Paragon Ambulatory Surgery, Inc. (Paragon). In fiscal 1995, the Company acquired the remaining ownership interest in Paragon. Immediately thereafter, the Company sold all of its interest in the remaining two ambulatory surgery centers managed by Paragon.

    In fiscal 1994, the Company acquired the operations of a health maintenance organization, D.C. Chartered Health Plan, Inc. (CHP), serving the District of Columbia Medicaid and Aid for Families with Dependent Children (AFDC) residents.

    (b)  Principles of Consolidation

    The consolidated financial statements include the accounts of PHP Healthcare Corporation and its majority owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

    (c)  Revenue Recognition

    The Company engages in fixed-price, unit-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts. Revenue on fixed-price contracts and unit-price contracts is recognized using either the percentage-of-completion method or as services are performed based on contracted rates. The percentage-of-completion method measures revenue principally by comparing the cost of services performed to date with the total estimated cost of services required through completion applied to the entire estimated contract value. Revenue on cost-reimbursement-plus-fee contracts is recognized on the basis of direct and indirect costs incurred during the period plus the fee earned. Revenue on fixed-rate-labor hour contracts is recognized as services are performed based on contractual rates.

    Billings in excess of costs represents amounts billed in accordance with contract provisions for which future contract services are to be performed.

    Costs to complete estimates are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

    Costs under cost-reimbursement contracts with the federal government are subject to government audit upon contract completion. Therefore, all contract costs, including direct and indirect expenses, are potentially subject to adjustment prior to final reimbursement. Management believes that adequate provisions for such adjustments, if any, have been made in the accompanying consolidated financial statements. All indirect expense recovery rates for fiscal year 1990 and prior have been approved by the U.S. government.

    Patient service revenue is reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered primarily based on contractually determined rates.

    The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues were as follows: 72%, 49% and 33% for 1993, 1994 and 1995, respectively, from the federal government; none, 15% and 22% for 1993, 1994 and 1995, respectively, from the District of Columbia; none, none and 17% for 1993, 1994, and 1995, respectively, from Blue Cross/Blue Shield of New Jersey.

    The Company's accounts and contract settlement receivables related to the individual customers noted above are $9.3 million, $9.95 million, and $7.2 million from the federal government, the District of Columbia, and Blue Cross/Blue Shield of New Jersey, respectively, at April 30, 1995.

    (d)  Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. Cash equivalents consist of money market accounts and certificates of deposit amounting to $1.7 million and $100,000 at April 30, 1994 and 1995, respectively.

    (e)  Property and Equipment

    Property and equipment are stated at cost. Depreciation on buildings, furniture and equipment is computed on a straight-line or accelerated method over estimated useful lives of 3 to 30 years. Leasehold improvements and equipment under capital lease are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

    Construction in progress consists of all construction related costs, excluding land acquisition cost, incurred for property under development. Depreciation on these properties commences when construction is complete and the assets are placed into service.

    Property held for sale, consisting of land and equipment, are stated at the lower of cost or net realizable value. Property held for sale is included as other current assets.

    (f)  Excess of Cost Over Fair Value of Net Assets Acquired

    The excess of the purchase price over the estimated fair value of tangible and identifiable intangible net assets acquired is capitalized and amortized on a straight-line basis over periods of estimated benefit of 10 to 40 years. Contingent amounts payable related to acquired entities achieving certain profitability goals are recorded as additional excess cost over fair value of assets acquired ($977,000 and $569,000 in 1994 and 1995, respectively) and are amortized on a straight line basis over the remaining amortization period. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

    (g)  Precontract costs

    Recoverable costs directly related to contracts incurred prior to commencement of services are capitalized as precontract costs and amortized to contract expense over the estimated period of benefit, generally 1 to 2 years and are included as other current assets.

    (h)  Income Taxes

    Effective May 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS 109). The cumulative effect of this change in accounting for income taxes on the consolidated financial statements was immaterial. SFAS 109 requires a change from the deferred method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    (i)  Health Care Services Expense and Claims Payable

    Medical health care services expense includes claims paid and payable and capitation payments paid to certain providers. Claims payable are estimated based on actuarial evaluations of providers' claims submitted and include provisions for incurred but not reported claims. Health care services expense is included as direct costs.

    (j)  Treasury Stock

    The Company uses the cost method of accounting for treasury stock. Issuances of treasury stock are relieved from treasury at the then weighted average cost per share. The difference between the issuance value of the shares and the weighted average cost per share is recorded as additional paid-in-capital.

    (k)  Earnings (loss) Per Common Share

    Earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding, which are adjusted for the assumed exercise of stock options, stock warrants, and convertible debt, if dilutive. Common share equivalents, which include dilutive stock options and warrants, are computed using the treasury stock method. The convertible debt is computed using the "if converted" method.

    (l)  Reclassifications

    Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.


(2) Joint Venture

    In February 1992, the Company and Blue Cross of California entered into an agreement to form and fund a joint venture management company in connection with a development effort related to the operation of the CHAMPUS Reform Initiative (CRI) contract for California and Hawaii. As of April 30, 1993, approximately $1.1 million was advanced by the Company to fund incremental
direct costs incurred by the management company.   On July 28, 1993 the
Department of Defense announced the award of the CRI contract to another bidder. Accordingly, in fiscal 1993, the Company wrote-off its investment in the joint venture management company represented by the advances of $1.1 million.


(3) Accounts Receivable

    Accounts receivable, net includes the following at April 30 (in thousands):


                                                            1994        1995
                                                         ----------  ----------

Contract receivables:
   Billed:
      Contracts in process . . . . . . . . . . . . .       $ 8,508     $10,921
      Final billings on completed contracts. . . . .            --         260
      Contract claim . . . . . . . . . . . . . . . .         1,900       1,900
                                                         ----------  ----------
                                                            10,408      13,081
                                                         ----------  ----------
   Unbilled:
      Incurred costs and accrued profits . . . . . .         8,331      11,876
      Retainages . . . . . . . . . . . . . . . . . .           154         485
                                                         ----------  ----------
                                                             8,485      12,361
                                                         ----------  ----------
          Total contract receivables . . . . . . . .        18,893      25,442
Patient service receivables. . . . . . . . . . . . .         1,554         385
Other receivables. . . . . . . . . . . . . . . . . .           554         748
                                                         ----------  ----------
          Total. . . . . . . . . . . . . . . . . . .        21,001      26,575
Less allowance for doubtful accounts receivable. . .        (2,086)     (2,038)
                                                         ----------  ----------
          Accounts receivable, net . . . . . . . . .       $18,915     $24,537
                                                         ==========  ==========


     In April 1994, the Company submitted a Request for Equitable Adjustment
(REA) under a contract with the Department of the Army for material changes in the nature of the contract requirements from those represented during the contract proposal process. The REA was denied by the Army and the Company has submitted a claim for its increased costs of performance under the contract pursuant to the Contracts Dispute Act of 1978. Billed accounts receivable of $1.9 million as of April 30, 1994 and 1995, have been fully reserved pending further actions by the Board of Contract Appeals.

     Substantially all net receivables are expected to be collected within one year.


     Contract Settlement Receivable

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

     Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $6.7 million and $8.0 million at April 30, 1994 and 1995, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during fiscal 1996. In addition, proposed congressional legislation is pending which upon passage would in management's opinion result in a retroactive entitlement of the full recovery of the settlement receivable.

     Effective October 1, 1994, CHP entered into a new one-year contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30, 1995, CHP recorded accounts receivable of $1.9 million, for the difference between what was due under the contract versus what was received. Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS.

(4)  Property and Equipment

     Property and equipment consist of the following at April 30 (in thousands):

                                                            1994        1995
                                                         ----------  ----------

Land . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,451     $ 3,969
Buildings. . . . . . . . . . . . . . . . . . . . . .        22,822       9,202
Leasehold improvements . . . . . . . . . . . . . . .         4,807       6,612
Equipment. . . . . . . . . . . . . . . . . . . . . .        11,260      12,277
Furniture and fixtures . . . . . . . . . . . . . . .         3,544       3,914
Vehicles . . . . . . . . . . . . . . . . . . . . . .           125         125
Construction in progress . . . . . . . . . . . . . .           178           7
                                                         ----------  ----------
                                                            49,187      36,106

Less accumulated depreciation and amortization . . .       (11,756)    (13,010)
                                                         ----------  ----------
     Property and equipment, net . . . . . . . . . .       $37,431     $23,096
                                                         ==========  ==========


     As of April 30, 1994 and 1995, $1,056,000 in furniture and fixtures and related accumulated depreciation of $202,000 and $415,000, respectively, were obligated under capital leases.

     Depreciation and amortization expense for property and equipment totaled $2.6 million, $3.6 million and $3.1 million for the years ended April 30, 1993, 1994 and 1995, respectively.

(5)  Notes Payable

     (a)  Notes Payable to Banks

     The notes payable to banks consists of the following at April 30 (in thousands):

                                                            1994        1995
                                                         ---------- -----------

Various term notes, collateralized by certain land,
  building, fixtures and equipment, with market
  adjusting interest rates ranging between 6.75% and
  7.25% at April 30, 1994, with final payment due
  dates from March 1995 to February 1998; the
  Company was released from these obligations in
  October 1994 (note 9(b)) . . . . . . . . . . . . .      $  2,124          --
Term note of $15 million collateralized by all
  assets, interest due monthly at 1% above bank
  prime (10% at April 30, 1995), principal due in
  quarterly installments of $342,000 with final
  payment due in April 1998. . . . . . . . . . . . .        12,857       4,102
Revolving promissory note, collateralized by all
  assets, with a maximum credit line of $15 million
  in 1994 and $22 million in 1995, interest due
  monthly at 1% above bank prime (10% at April 30,
  1995), due August 1996 . . . . . . . . . . . . . .        13,956      20,546
Nonrecourse term notes of $10 million,
  collateralized by certain real property, interest
  due monthly at 6.25% for the first three years and
  8% for the next two years, principal due April
  1998, repaid in July 1994 (note 9(c)). . . . . . .         9,416          --
Term note of $650,000, collateralized by the
  assignment of a certificate of deposit of equal
  amount, interest due monthly at a minimum of the
  bank's certificate of deposit rate plus 2%, due
  December 1995, repaid in July 1994 . . . . . . . .           650          --
                                                         ----------  ----------

         Total notes payable to banks. . . . . . . .        39,003      24,648
         Less current maturities . . . . . . . . . .        (2,534)     (1,368)
                                                         ----------  ----------

         Notes payable to banks, net of current
         maturities. . . . . . . . . . . . . . . . .       $36,469     $23,280
                                                         ==========  ==========


     Scheduled maturities of notes payable to banks at April 30, 1995 are as follows (in thousands): $1,368 in 1996, $21,914 in 1997, and $1,366 in 1998.

     The Company repaid $7 million on its term note during fiscal 1995 upon the sale of its office building and two ambulatory surgery centers and as a result, the quarterly term note repayments were reduced to $342,000 from $536,000.

     The revolving promissory note contains a letter of credit facility whereby the bank will issue for the account of the Company, irrevocable stand-by letters of credit in connection with certain contract performance requirements. The amount of outstanding stand-by letters of credit reduces the amount of funds available under the revolving note agreement. Under this agreement, the Company had issued stand-by letters of credit amounting to approximately $1 million and $2.2 million at April 30, 1994 and 1995, respectively.

     The revolving promissory note functions similar to a line of credit with daily advances and repayments. Accordingly, revolving promissory note activity is presented as a net amount in the consolidated statements of cash flows.

     During the year ended April 30, 1994, the Company secured an additional temporary revolving credit facility from its primary bank of $4.5 million bearing interest at the bank's prime rate plus 1%. Borrowings under this facility were repaid in full in April 1994, and the facility is no longer available.

     The Company's credit agreement contains certain covenants which, in addition to other restrictions, limit the amount of capital expenditures and additional borrowings. The Company is also precluded from the payment of cash dividends without the bank's approval, and is required to maintain certain financial ratios.

     (b)  Notes Payable - Other

     The notes payable - other consists of the following at April 30 (in thousands):

                                                            1994        1995
                                                         ----------  ----------

Installment debt with a face value of $2 million,
  collateralized by a security interest in Paragon's
  management agreement with the ambulatory surgery
  centers, discounted at an effective interest rate
  of 8.5% with varying semi-annual installment
  payments beginning December 1992, due June 1995;
  the Company was released from this obligation in
  October 1994 (note 9(b)) . . . . . . . . . . . . .        $  929          --
Term note of $3.8 million, secured by an assignment
  of partnership interests, interest based on the
  prime rate  with a base of 7.5% and a ceiling of
  10%, principal and interest due in five annual
  installments ending April 1997.  The Company was
  released from this obligation in October 1994
  (note 9(b)). . . . . . . . . . . . . . . . . . . .         2,278          --
Various collateralized term notes of $651,000 in
  1994 and $591,000 in 1995, interest from 6% to
  12.7% with various installment payments due
  August 1997. . . . . . . . . . . . . . . . . . . .           536         393
Insurance notes of $457,000 in 1994 and $246,000 in
  1995, monthly installments of principal and
  interest, interest from 7.3% to 7.6% due
  November 1995. . . . . . . . . . . . . . . . . . .           271         166
Obligations under capital leases, for certain
  equipment and fixtures, monthly installments of
  principal and interest of $27,000, interest at
  4.1%, due May 1998 . . . . . . . . . . . . . . . .         1,215         935
Convertible promissory notes of $500,000, interest
  due annually on April 30 at 7%, convertible into
  common stock at $9.00 per share starting
  September 1995, due September 1999 (notes 7(a)
  and 9(a)). . . . . . . . . . . . . . . . . . . . .            --         500
Promissory notes of $417,000, interest at 7%,
  monthly payments due August 1995 (note 9(a)) . . .            --          59
                                                         ----------  ----------

         Total notes payable - other . . . . . . . .         5,229       2,053
         Less current maturities . . . . . . . . . .        (2,055)       (879)
                                                         ----------  ----------
         Notes payable - other, net of current
         maturities  . . . . . . . . . . . . . . . .        $3,174      $1,174
                                                         ==========  ==========


     Scheduled maturities of notes payable-other at April 30, 1995 are as follows (in thousands): $879 in 1996, $324 in 1997, $323 in 1998, $27 in 1999,
and $500 in 2000.

     The Company's weighted average interest rate on short-term borrowings outstanding at April 30, 1994 and 1995 was 7.3% and 8.7%, respectively.


(6)  Income Taxes

     Income tax expense (benefit) consists of the following at April 30 (in thousands):


                                                   Current   Deferred   Total
                                                   --------  --------  --------

1993:
         Federal . . . . . . . . . . . . . . . .    $  (794) $  (866)  $(1,660)
         State . . . . . . . . . . . . . . . . .        (70)     (76)     (146)
                                                    -------- --------  --------
                                                    $  (864) $  (942)  $(1,806)
                                                    ======== ========  ========

1994:
         Federal . . . . . . . . . . . . . . . .    $(2,911) $    90   $(2,821)
         State . . . . . . . . . . . . . . . . .       (323)       9      (314)
                                                    -------- --------  --------
                                                    $(3,234) $    99   $(3,135)
                                                    ======== ========  ========

1995:
         Federal . . . . . . . . . . . . . . . .    $  (270) $   752   $   482
         State . . . . . . . . . . . . . . . . .        (30)      83        53
                                                    -------- --------  --------
                                                    $  (300) $   835   $   535
                                                    ======== ========  ========


     Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                     1993      1994      1995
                                                   --------  --------  --------

Computed "expected" tax expense (benefit). . . .   $(1,891)  $(4,239)   $  506
Increase (decrease)  in income tax resulting
  from:
     State income tax expense (benefit),
       net of federal income taxes . . . . . . .       (96)     (496)       69
     Non-deductible subsidiary losses
       (excluded earnings) . . . . . . . . . . .        71       113      (205)
     Amortization of excess cost over fair
       value of assets acquired. . . . . . . . .        46        49       196
     Nondeductible items related to sale of
       subsidiary. . . . . . . . . . . . . . . .        --        --     1,489
     Change in the valuation allowance
       allocated to income tax expense . . . . .        --     1,515    (1,707)
     Other . . . . . . . . . . . . . . . . . . .        64       (77)      187
                                                   --------  --------  --------
                                                   $(1,806)  $(3,135)   $  535
                                                   ========  ========  ========

Effective income tax rate. . . . . . . . . . . .    (32.5%)   (25.1%)    36.0%
                                                   ========  ========  ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1994 and 1995, are as follows:

                                                              1994      1995
                                                            --------- ---------

Deferred tax assets:
    Accounts receivable, principally due  to differing
      recognition methods. . . . . . . . . . . . . . . .     $ 1,209   $   560
    Property and equipment, principally due to
      difference in depreciation . . . . . . . . . . . .         655       823
    Land and building, due to valuation methods. . . . .         230       793
    Accrued employee benefits. . . . . . . . . . . . . .         821     1,092
    Accrued contract and sublease losses . . . . . . . .         338       295
    State and federal net operating loss
      carryforwards. . . . . . . . . . . . . . . . . . .         855     1,722
    Alternative minimum tax credit carryforwards . . . .         455       400
                                                            --------- ---------
         Total gross deferred tax assets . . . . . . . .       4,563     5,685
         Less valuation allowance. . . . . . . . . . . .      (2,160)       --
                                                            --------- ---------
         Net deferred tax assets . . . . . . . . . . . .     $ 2,403   $ 5,685
                                                            --------- ---------

Deferred tax liabilities:
    Accounts receivable, principally due  to differing
      recognition methods. . . . . . . . . . . . . . . .     $ 1,722   $ 5,503
    Property and equipment, principally due to
      difference in depreciation . . . . . . . . . . . .         487       414
    Precontract costs. . . . . . . . . . . . . . . . . .         118        73
    Deferred lease obligations . . . . . . . . . . . . .          76        77
                                                            --------- ---------
         Total deferred tax liabilities. . . . . . . . .     $ 2,403   $ 6,067
                                                            --------- ---------

         Net deferred income tax liability . . . . . . .     $    --   $   382
                                                            ========= =========


     The valuation allowance for deferred tax assets was $2,160,000 at April 30, 1994. The valuation allowance was reduced in fiscal year 1995 by $2,160,000 and is zero as of April 30, 1995. Completion of fiscal year 1994 income tax returns during fiscal year 1995 resulted in a decrease of $453,000 to the income tax receivable due to the inability to carryback certain subsidiary losses. Accordingly, there was a corresponding increase in net deferred tax assets during fiscal year 1995.

     For the year ended April 30, 1993, the deferred income tax benefit results from differences between the amount of income and expense recognized for financial statement reporting and tax filing purposes. The major items comprising these differences and the related tax effects are as follows (in thousands):

                                                                        1993
                                                                     ----------

Excess tax over book revenues. . . . . . . . . . . . . . . . . .         $(301)
Contract retainages. . . . . . . . . . . . . . . . . . . . . . .          (182)
Reduction in valuation of assets . . . . . . . . . . . . . . . .          (211)
Excess book over tax loss on sublease. . . . . . . . . . . . . .          (135)
Excess book over tax depreciation. . . . . . . . . . . . . . . .           (84)
Compensatory stock options . . . . . . . . . . . . . . . . . . .           (74)
Excess book over tax vacation expense. . . . . . . . . . . . . .            18
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27
                                                                     ----------
                                                                         $(942)
                                                                     ==========


     As of April 30, 1995, the Company has federal and state net operating loss carryforwards of approximately $3.7 million and $4.6 million, respectively, available to offset future federal and state taxable income, expiring principally in fiscal years 2008 and 2009. These carryforwards have certain annual dollar limits. In addition, the Company has alternative minimum tax credit carryforwards of approximately $400,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.


(7)  Capital Stock

     (a)  Note Receivable

     On September 29, 1994, the Company sold 100,000 shares of treasury stock at $9.00 per share for a note receivable in the amount of $900,000 to a financial advisory services firm in which the managing director is also a director of the Company and the two partners in the firm are also employees of the Company. The note receivable is collateralized by a pledge and escrow of 150,000 shares of the Company's common stock and by convertible notes payable of $500,000 by the Company to the same parties.

     (b)  Additional Paid-In-Capital and Treasury Stock

     The Company purchased 200,000 shares of its common stock at an average price of $16.11 per share during the year ended April 30, 1993. These shares are held as treasury stock.

     In August 1993, the Company issued 118,024 shares of treasury stock in exchange for 100% of the common stock of D.C. Chartered Health Plan, Inc. Additionally, the acquisition terms provided for a guarantee of the future market price of 66,185 shares of the stock at $8.75 per share on August 31, 1995. The Company recognized additional paid-in-capital of $173,736, equal to the difference between the market price on the date of acquisition and the guaranteed future market price for those shares.

     In September 1994, the Company issued 190,000 shares of treasury stock in exchange for the minority interests in Paragon and issued 27,143 shares of treasury stock in exchange for 100% of the common stock of J.P. Cole & Associates. The J.P. Cole & Associates acquisition terms provided for future consideration of an additional 44,286 shares of the Company's treasury stock, which are held in escrow (note 10(d)).

     (c)  Stock Rights

     On April 10, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the Rights) for each share of common stock outstanding at April 20, 1992 or issued thereafter. The Board of Directors also designated and reserved 50,000 shares of preferred stock as "Series A Junior Preferred Stock". Each Right when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $85, subject to adjustment. The Rights will become exercisable after public announcement that, without consent of a majority of disinterested members of the Board of Directors, a third party has acquired or obtained beneficial ownership of 15% or more of the outstanding Common Shares or 10 business days after commencement or public announcement of an offer of such an event. The Rights, which do not have voting rights, expire in April 2002, and may be redeemed in whole by the Company at $.01 per Right at any time prior to their expiration or the acquisition by a third party of 15% or more of the Company's Common Stock. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. At April 30, 1994, and 1995, 5,075,809 and 5,452,627 rights are outstanding, respectively.

     (d)  Directors' Retainer Plan

     Commencing on May 1, 1993, and thereafter for any fiscal quarter, each Director of the Company may elect to have the full amount of his retainer paid in the form of common shares of the Company under this plan. The number of shares issued is calculated based on the then current market value of the stock. The Board of Directors of the Company has authorized 50,000 common shares for issuance under this plan. In October 1994, the Company issued 12,889 shares of treasury stock to the Board of Directors, pursuant to the Directors' Plan.


(8)  Stock Options and Warrants

     In November 1986, the Board of Directors adopted and the shareholders approved the Company's 1986 Stock Option Plan. Effective May 1, 1991, the Board of Directors adopted, and effective September 30, 1991 the shareholders approved, the Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan (the Plan).

     The Plan provided for the granting of options to purchase a maximum of 750,000 shares of the Company's stock to eligible employees and officers of the

Company. In November 1994, the shareholders approved an increase in the maximum to 1,750,000 shares. The Plan provides for the granting of options which qualify as incentive stock options as well as non-qualified stock
options.   All incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, and non-qualified stock options must have an exercise price of not less than 60% of the fair market value of the common stock on the date of grant. All options granted prior to April 30, 1991, under the Plan may be exercised no earlier than two years from the date of grant.
All options granted since April 30, 1991, are exercisable ratably on an annual basis over three to five years from the date of grant. Options are canceled 90 days after termination of employment if not exercised.

     The following is a summary of activity of the stock option plan in 1993, 1994 and 1995:


                                              Shares         Price         Amount
                                           ------------  ------------  ------------

Options outstanding at April 30, 1992. .        704,750    3.90-22.50    $12,723,449
    Options granted in 1993. . . . . . .         35,000         8.125        284,375
    Options exercised in 1993. . . . . .             --            --             --
    Options canceled in 1993 . . . . . .          2,300   13.00-22.50         43,675
                                           ------------  ------------   ------------
Options outstanding at April 30, 1993. .        737,450    3.90-22.50     12,964,149
    Options granted in 1994. . . . . . .         17,000          6.00        102,000
    Options exercised in 1994. . . . . .             --            --             --
    Options canceled in 1994 . . . . . .          7,050   13.00-22.50        129,175
                                           ------------  ------------   ------------
Options outstanding at April 30, 1994. .        747,400    3.90-22.50     12,936,974
    Options granted in 1995. . . . . . .      1,339,325   6.08-11.875     11,567,330
    Options exercised in 1995. . . . . .          2,500          5.75         14,375
    Options canceled in 1995 . . . . . .        667,075    6.08-22.50     12,235,072
                                           ------------  ------------   ------------
Options outstanding at April 30, 1995. .      1,417,150   $3.90-22.50    $12,254,857
                                           ============  ============   ============

Options exercisable at April 30, 1995. .         45,869
                                           ============


     On June 10, 1994, the Stock Option Committee of the Board of Directors adopted a resolution whereby each holder of outstanding stock options under the Plan is allowed to surrender outstanding stock options on or before September 15, 1994, in return for an equal number of options with an exercise price equal to 60% of the fair market value of the Company's common stock on June 10, 1994. The new options vest ratably in one-third increments over three years and expire in ten years. A total of 657,850 options were surrendered and canceled with a corresponding issuance of new options with a grant price of $6.08 under the provisions of this resolution.

     The Company has also granted options outside of the Plan. The following is a summary of stock option activity outside of the Plan in 1993, 1994 and 1995:

                                              Shares         Price         Amount
                                           ------------  ------------  -------------

Options outstanding at April 30, 1992. .         76,250    7.60-11.00   $    683,250
    Options granted in 1993. . . . . . .             --            --             --
    Options exercised in 1993. . . . . .             --            --             --
    Options canceled in 1993 . . . . . .         33,750          7.60        256,500
                                           ------------  ------------   ------------
Options outstanding at April 30, 1993. .         42,500    7.60-11.00        426,750
    Options granted in 1994. . . . . . .             --            --             --
    Options exercised in 1994. . . . . .             --            --             --
    Options canceled in 1994 . . . . . .             --            --             --
                                           ------------  ------------   ------------
Options outstanding at April 30, 1994. .         42,500    7.60-11.00        426,750
    Options granted in 1995. . . . . . .        162,143          9.00      1,459,287
    Options exercised in 1995. . . . . .             --            --             --
    Options canceled in 1995 . . . . . .             --            --             --
                                           ------------  ------------   ------------
Options outstanding at April 30, 1995. .        204,643   $7.60-11.00     $1,886,037
                                           ============  ============   ============

Options exercisable at April 30, 1995. .        110,000
                                           ============


     To the extent any options are granted at an exercise price less than the fair market value at the date of the grant, the Company records compensation expense equal to the difference in such prices ratably over the applicable vesting period. The Company recorded compensation expense of $207,000, $207,000, and $1,065,000 in 1993, 1994, and 1995, respectively, in the consolidated statement of operations relating to options.

     In conjunction with the acquisition of EastWest Research Corporation on November 1, 1992, the Company issued 10,000 stock warrants at $11.50 per share, 10,000 stock warrants at $15.00 per share, and 10,000 stock warrants at $24.00 per share. In December 1994, 25% of these warrants were canceled. The 22,500 remaining warrants are exercisable in varying percentages after two years and expire seven years from the date of issuance. The value assigned to these warrants was immaterial. The number of these stock warrants which are exercisable at April 30, 1995 is 2,250.


(9)  Acquisition, Development, and Sale of Subsidiaries

     (a)  Acquisition of Remaining Interests in Paragon

     Effective September 29, 1994, the Company acquired the remaining 49% ownership interest in Paragon for $125,000 in cash, notes payable of $917,000 and 190,000 shares of the Company's treasury stock. After one year, $500,000 of the notes payable are convertible into Company stock at a conversion price of $9.00 per share. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired share of tangible and identifiable intangible assets and liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired share of net assets approximated $1.9 million. Subsequent to the acquisition, Paragon was merged into the Company. The results of operations for Paragon have been included in the consolidated statements from November 5, 1991, when the Company first purchased the majority interest. If the purchase of the remaining ownership interest had occurred on May 1, 1993 or 1994, the effect on the Company's results of operations would have been immaterial.

     (b)  Sale of Surgery Centers

     Effective April 1, 1994, Paragon sold 100% of its interest in three separate surgery centers represented by four wholly owned subsidiaries for approximately $9.3 million in cash. The related gain on disposition of approximately $200,000 is included as miscellaneous income in fiscal year 1994.

     Effective September 30, 1994, the Company sold 100% of its interest in two separate ambulatory surgery centers for approximately $11.75 million in cash plus the assumption of related notes payable of approximately $5 million. The related gain on disposition after the write-off of the excess cost over the estimated fair value of net assets resulting from the acquisition of the centers is approximately $340,000 and is included as miscellaneous income in fiscal year 1995.

     (c)  Purchase and Sale of Office Building

     On May 4, 1993, the Company, through a wholly owned subsidiary, purchased an office building in Reston, Virginia for approximately $12 million. The building contains approximately 165,000 square feet of rentable commercial office space of which approximately 113,000 square feet was under lease at the time of the purchase. The Company is utilizing a portion of the available office space for consolidation and expansion of its corporate operations. In conjunction with the purchase, the Company obtained financing in the form of nine year, nonrecourse mortgage notes of approximately $10 million with interest rates which vary during the term of the notes from 6.25% to 8.0% per annum.

     In July 1994, the Company, through a wholly owned subsidiary, sold the office building in Reston, Virginia for approximately $14.8 million. The Company leases approximately 55,000 square feet of the building under a 15 year lease and accordingly, the gain on this sale of approximately $1.2 million has been deferred and is being amortized ratably over the life of this lease. In conjunction with this sale, the Company repaid in full non-recourse notes of approximately $9.4 million.

     (d)  Acquisition of Health Maintenance Organization

     On August 31, 1993, the Company exchanged 118,024 shares of common stock valued at $722,897 for 100% of the common stock of D.C. Chartered Health Plan, Inc. (CHP). Additionally, the Company provided a guarantee of the future price of a portion of those shares issued valued at $173,736, as described in note 7(b). This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired net assets of approximately $1.9 million is being amortized on a straight line basis over 40 years. The results of operations for CHP are included in the consolidated statements from August 31, 1993. If the purchase had occurred on May 1, 1992 or 1993, the effect on the Company's results of operations and net loss per common share would have been immaterial. Unaudited pro forma consolidated revenues of the Company would have been approximately $149.6 million and $160.5 million for the years ended April 30, 1993 and 1994.

     (e)  Acquisition of Utilization Management Firm

     On September 10, 1993, the Company acquired 100% of the common stock of Health Cost Consultants, Inc. (HCC) for $332,000 in cash and a two year note of $175,000. This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their respective fair values. There was no excess cost over the estimated fair value of the acquired net assets. The results of operations for HCC are included in the consolidated statements from September 10, 1993. If the purchase had occurred on May 1, 1992 or 1993, the effect on the Company's net income and loss per share would have been immaterial.

     (f)  Supplemental Disclosure of Noncash Investing and Financing Activities

                                                                        1993           1994           1995
                                                                   ------------   ------------   ------------

Acquisition of subsidiaries
    Fair value of assets acquired. . . . . . . . . . . . . . . .         $  94         $7,597        $ 1,343
    Excess of cost over fair value of assets acquired. . . . . .           778          4,900          2,439
    Liabilities assumed including seller financed
      long-term debt . . . . . . . . . . . . . . . . . . . . . .          (616)        (6,725)             --
    Notes payable issued . . . . . . . . . . . . . . . . . . . .            --             --         (1,017)
    Value of stock and guarantee issued. . . . . . . . . . . . .            --           (897)        (1,954)
                                                                   ------------   ------------   ------------
    Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . .           256          4,875            811
    Less cash acquired . . . . . . . . . . . . . . . . . . . . .          (114)        (1,033)            --
                                                                   ------------   ------------   ------------
    Acquisition of subsidiaries, net of cash acquired. . . . . .         $ 142         $3,842        $   811
                                                                   ============   ============   ============

Disposition of subsidiaries
    Fair value of assets sold. . . . . . . . . . . . . . . . . .            --         $9,886        $ 5,964
    Write-off of excess of cost over fair value of assets. . . .            --          4,114         11,130
    Liabilities assumed by purchaser . . . . . . . . . . . . . .            --         (4,670)        (5,721)
                                                                   ------------   ------------   ------------
    Cash received. . . . . . . . . . . . . . . . . . . . . . . .            --          9,330         11,373
    Less cash conveyed . . . . . . . . . . . . . . . . . . . . .            --           (338)          (583)
                                                                   ------------   ------------   ------------
    Disposition of subsidiaries, net of cash . . . . . . . . . .            --         $8,992        $10,790
                                                                   ============   ============   ============


(10) Related-Party Transactions

     (a)  Legal and Financial Advisory Services

     During 1993, 1994, and 1995, legal services were provided by law firms in which one director of the Company is a partner. During the years ended April 30, 1993, 1994, and 1995 total billings approximated $298,000, $315,000, and
$257,000, respectively, all of which was expensed in the consolidated statements of operations. At April 30, 1993, 1994, and 1995 amounts due the law firms approximated $9,000, $200,000 and $142,000, respectively.

     In 1993, 1994, and 1995, financial advisory services were provided the Company by a firm in which the managing general partner was also a director of the Company and the two partners in the firm are also employees of the Company. During 1993, 1994 and 1995, total billings approximated $39,000, $10,000, and $86,000, respectively. At April 30, 1993, 1994, and 1995, no amounts were due the firm.

     In 1993, financial advisory services relating to acquisitions were provided to Paragon by the same firm in which the managing general partner and one other partner were two of the minority shareholders of the subsidiary. During fiscal years 1993 and 1994, and 1995, total billings from this firm to Paragon approximated $491,000, none and none, respectively. These amounts were included in the cost of surgery center acquisitions. At April 30, 1993, 1994 and 1995, no amounts were due the firm for these services. In addition, during 1993, 1994 and 1995, approximately $50,000, none and none, respectively, was paid to the financial advisory firm for rent of shared office facilities with Paragon.

     (b)  Senior Executive Loan Program

     On November 5, 1992, the Board of Directors approved a Senior Executive Loan Program (the Program). Loans made pursuant to this Program may not exceed two and one-half times the executive's annual salary. The loans are to be repaid in one year and bear interest at two percent above the Company's short-term borrowing rate. The loans are collateralized by Company stock owned by the senior executive or a second position in stock previously pledged provided there remains sufficient equity in the stock. In 1994, the Program was amended to increase the maximum credit limit from two and one-half to three and one-half times the executive's total annual salary and the due dates on the amounts outstanding were extended for twelve months to March 1995. In 1995, the due dates were extended an additional twelve months. As of April 30, 1994 and 1995, a total of $1.6 million and $2.9 million, respectively, was outstanding (including accrued interest) to two directors/officers under the Program.

     (c)  Other Notes and Advances

     The Company has advanced amounts to an officer of a subsidiary of the Company in the form of promissory notes due from October 1995 to April 1998. The notes bear interest rates from 8% to 10.75%. One of the notes is collateralized by the officer's stock in the Company. As of April 30, 1994 and 1995, the amounts outstanding were $383,000 and $357,000, respectively.

     In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1994, $650,000 of these amounts were reserved, representing the excess of the advances over the accumulated cash surrender value. During 1995, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced; accordingly, the previously recorded reserve was eliminated. The establishment of the reserve and subsequent elimination are included as miscellaneous expense and income. The promissory notes total $885,000 at April 30, 1995.

     (d)  J.P. Cole & Associates

     During fiscal year 1994 the Company entered into an agreement with an affiliate, J.P. Cole & Associates, which performed exclusive marketing services for the Company. The operating results of the affiliate have been combined with the Company's consolidated financial statements since August 1993. One of the minority shareholders of the affiliate is a director of the Company. A sales and service agreement with the affiliate provided for the payment of commissions related to successful marketing efforts as defined.

     Effective September 30, 1994, the Company purchased the affiliate for $100,000 in cash, 71,429 shares of the Company's common stock, and options to purchase 71,429 shares of the Company's common stock at $9.00 per share. Under the terms of the purchase agreement, 44,286 shares of the 71,429 shares of the common stock issued are held in escrow subject to forfeiture absent the achievement of certain performance conditions. Additionally, options to purchase 27,143 shares of common stock are immediately exercisable and options to purchase 44,286 shares of common stock are exercisable subject to achievement of certain performance conditions.


(11) Commitments and Contingencies

     (a)  Leases as Lessee

     The Company has several noncancelable operating leases, principally for office space and equipment, that expire on various dates over the next fifteen years. The office leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expense for operating leases for the years ended April 30, 1993, 1994 and 1995 was approximately $3.25 million, $3.1 million, and $4.3 million, respectively.

     Future minimum rental payments under noncancelable operating leases at April 30, 1995, are as follows: $3.2 million in 1996, $3.1 million in 1997, $2.2 million in 1998, $1.2 million in 1999, $1.0 million in 2000, and $9.3 million thereafter.

     At April 30, 1994 and 1995, the deferred lease obligations of $207,000, and $272,000 respectively, represent the excess of rent expense, recorded on a straight-line basis, over the cash payments required under certain leases.

     (b)  Leases as Lessor

     The Company leased office space to third parties in the building which it owned (see note 9(c)) and sublets office space at another facility. These leases expire on various dates over the next nine years and provide for increased real estate taxes and building operating costs through annual adjustments. For the years ended April 30, 1994 and 1995, total rental income from operating leases of $2.2 million and $600,000 are included as revenues. Additionally, income from lease terminations of $1.0 million is included as revenue for the year ended April 30, 1994.

     In fiscal year 1995, the Company removed a $540,000 valuation allowance related to a tenant note receivable because its collectibility was no longer considered uncertain. Payments on this note are to commence in August 1995 for a duration of two years.

     In July 1994, the Company entered into a sublease agreement as lessor for approximately 15,700 square feet of office space in Alexandria, Virginia. The resultant net loss for amounts owing on the original lease for this space of approximately $750,000 is included as miscellaneous expense in fiscal year 1995.

     (c)  Commitments and Contingencies - Other

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between approximately $400,000 and $1.2 million in excess of insurance coverage. The Company has recorded reserves of $400,000 related to these actions at April 30, 1995. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident.


(12) Employee Benefit and Health Plans

     (a)  Employee Benefit Plan

     The Company has a qualified defined contribution savings plan covering substantially all full-time employees as allowed under Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company, which vests over two years, based on participants' contribution. Participants may elect to defer up to 12% of their annual compensation by contributing to the plan. Total expenses related to this plan for the years ended April 30, 1993, 1994 and 1995 were $181,000, $235,000, and $187,000, respectively.

     A second qualified defined contribution savings plan was adopted in November 1993 for all employees of one of the Company's subsidiaries. Subsequent to the merger of this subsidiary into the Company in September 1994, the plan was terminated. No contribution from the Company was required and participants were allowed to defer up to 17% of their annual compensation by contributing to the plan.

     (b)  Employee Welfare Plan

     The Company has a contributory employee welfare benefit plan covering substantially all employees which provides health and medical benefits to the plan participants. Participation is at the discretion of the employee. Claims in excess of $100,000 per person per year are underwritten by an insurance company. Total cost of the plan for the years ended April 30, 1993, 1994, and 1995 was $1.5 million, $2.6 million, and $2.4 million, respectively.

(13) Fourth Quarter Information (Unaudited)

     Fourth quarter 1994 revenues, earnings and earnings per share amounts declined from previous quarters primarily as a result of certain events that occurred during the fourth quarter. The more significant events, on a pre-tax basis, relate to: a reduction of $1.5 million on an account receivable and a related $550,000 contract loss provision on a government contract for which the Company has filed a claim; a reduction in revenue of $3.1 million on two long-term contracts accounted for using the percentage of completion method resulting from actual and future billings and costs varying from previous estimates; a reduction in revenue of $1.1 million on ten PRIMUS/NAVCARE contracts resulting from decreased utilization of contract services and increased contract costs; and legal fees and settlements on three malpractice lawsuits totaling approximately $800,000.

                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                                                 SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS

                                 YEARS ENDED APRIL 30, 1995, 1994, and 1993

                                                        Additions                  Deductions
                                        ----------------------------------------  ------------
                                         Balance at     Charged to     Charged                     Balance
                                         Beginning      Costs and     to Other     Receivable      at End
                                          of Year        Expenses     Accounts     Charge-offs     of Year
                                        ------------  ------------  ------------  ------------  ------------

Year Ended  April 30, 1995
- --------------------------

Allowance for doubtful  accounts
  (deducted from accounts
   receivable) . . . . . . . . . . . .   $  186,170    $   38,132   $     --      $ 85,807<F1>    $  138,495
Claim allowance. . . . . . . . . . . .    1,900,000            --            --         --         1,900,000
Note receivable allowance. . . . . . .      536,879      (536,879)           --         --                --
Allowance for receivables
  from officers. . . . . . . . . . . .      650,000      (650,000)           --         --                --
Deferred tax asset
  valuation allowance. . . . . . . . .    2,160,000    (2,160,000)           --         --                --
                                        ------------  ------------  ------------  ------------   ------------
                                         $5,433,049   $(3,308,747)  $     --      $ 85,807        $2,038,495
                                        ============  ============  ============  ============   ============


Year Ended April 30, 1994
- -------------------------

Allowance for doubtful accounts
  (deducted from accounts
  receivable). . . . . . . . . . . . .   $  294,609    $   23,574   $ 57,419<F2>$  189,432<F3>    $  186,170
Claim allowance. . . . . . . . . . . .           --     1,900,000         --            --         1,900,000
Note receivable allowance. . . . . . .           --       536,879         --            --           536,879
Allowance for receivables
  from officers. . . . . . . . . . . .           --       650,000         --            --           650,000
Deferred tax asset
  valuation allowance. . . . . . . . .      285,000     1,875,000         --            --         2,160,000
                                        ------------  ------------  ------------  ------------   ------------
                                         $  579,609    $4,985,453   $ 57,419      $189,432        $5,433,049
                                        ============  ============  ============  ============   ============

Year Ended April 30, 1993
- ------------------------

Allowance for doubtful
  accounts (deducted from
  accounts receivable) . . . . . . . .   $  451,316            --   $ 32,255      $188,962<F4>    $  294,609
                                        ============  ============  ============  ============   ============


                                                                                                  (Continued)


- ---------------


<F1> (a)  Represents allowance for doubtful accounts receivable for two ambulatory surgery centers sold during fiscal year 1995.
<F2> (b)  Represents allowance for doubtful accounts receivable for a subsidiary acquired during fiscal year
          1994.
<F3> (c)  $84,037 represents allowance for three ambulatory surgery centers sold during fiscal year 1993, and $105,395 represents charge-off of uncollectible receivables.
<F4> (d)  Represents charge-off of uncollectible receivables.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

     The audit reports of KPMG Peat Marwick LLP on the Registrant's consolidated financial statements as of and for the fiscal years ended
April 30, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle except with respect to the Registrant's adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal year ended April 30, 1994. In addition, during fiscal year 1993 and 1994 and any subsequent interim period during which KPMG Peat Marwick LLP served as the Registrant's independent public accountants, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles, or practices, financial statement disclosure, or auditing scope or procedures which, if not satisfied to KPMG Peat Marwick LLP's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. In connection with its audit of the Registrant's consolidated financial statements for the fiscal year ended April 30, 1994, KPMG Peat Marwick LLP issued a letter relating to internal controls to the Board of Directors that identified what KPMG Peat Marwick LLP considered to be a reportable condition relating to timely financial reporting and the Registrant's accounting decision-making process.

     On March 17, 1995, the Registrant engaged Coopers & Lybrand, L.L.P. as the Registrant's independent accounting firm to provide audit services for the Registrant's consolidated financial statements.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

    The information required by this Item for directors is set forth in the Company's 1995 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 11.     Executive Compensation

    The information required by this Item is set forth in the Company's 1995 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is set forth in the Company's 1995 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.     Certain Relationships and Related Transactions

    The information required by this Item is set forth in the Company's 1995 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)   The following documents are filed as part of this report:

         1. Consolidated Financial Statements. The financial statements of the Company and the report thereon of Coopers & Lybrand, LLP for the year ended April 30, 1995 and KPMG Peat Marwick LLP for the years ended April 30, 1993 and 1994 are filed as a part of this report (see Part II, Item 8).

         2. Consolidated Financial Statement Schedule. The schedule required to be filed by the Company as part of this report is attached hereto and identified as Schedule II. All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

         3.    Exhibits.

               Exhibit No.   Description

                  3.1 Certificate of Incorporation of the Company, including all amendments thereto. (8)

                  3.2        Bylaws of the Company, as amended. (6)

                  4.1 Rights Agreement between the Company and Riggs National Bank, N.A., as Rights Agent, dated as of April 10, 1992. (7)

                 10.2 Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective March 8, 1994. (10)

                 10.2A Second Amendment to Amended and Restated Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective April 26, 1995.

                 10.3 Form of Indemnification Agreements between PHP Healthcare Corporation and each of Charles H. Robbins, Michael D. Starr, George E. Schaefer, M.D., Jack M. Mazur, Stephen I. Frates, Ronald J. Raben, David M. Thomas, Julien J. Lavoie, Paul T. Cuzmanes, George B. Randolph, Charles P. Reilly and Donald J. Ruffing. (3)

               * 10.4 Form of "Split Dollar Agreement" entered into between PHP Healthcare Corporation and each of Charles H. Robbins, Jack M. Mazur and Michael D. Starr. (9)

               * 10.5 Terms of Senior Executive Loan Program adopted by the Board of Directors November 5, 1992. (9)

                 10.8 Articles of Merger of PHP Healthcare Corporation and PHP Corporation.(1)

                 10.10 Lease Agreement, between PHP Healthcare Corporation and Mark Center Plaza dated December 5, 1986 (relating to former executive offices of the Company at 4900 Seminary Road, Alexandria, Virginia.) (2)

                 10.10.1 Lease Agreement between PHP Healthcare Corporation and Commerce Park Development Corporation dated May 5, 1993 (relating to current executive offices of the Company at 11440 Commerce Park Drive, Reston, Virginia.) (10)

                 10.10.1A Amendment No. 1 to Lease Agreement dated July 14, 1994. (10)

               * 10.11 Employment Agreements dated May 1, 1992 by and between the Company and each of Charles H. Robbins, Jack M. Mazur and Michael D. Starr. (10)

               * 10.12 Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan, as amended. (10)

               * 10.13 Stock Option Agreement by and between the Company and Julien J. Lavoie, dated as of November 26, 1990. (5) [Exhibit 10.21]

               * 10.14 Stock Option Agreement by and between the Company and Anthony M. Picini, dated as of December 4, 1990. (5) [Exhibit 10.22]

                 10.15 Letter agreement by and between the Company and Shamrock Investments re engagement as financial advisor, dated May 31, 1990 (subsequently superseded by letter agreement dated March 1,
                             1991).  (5) [Exhibit 10.23]

                 10.16 Letter agreement by and between the Company and Shamrock Investments re engagement as financial advisor (including grant of stock option), dated March 1, 1991. (5) [Exhibit 10.24]

                 10.16A Amendment to letter agreement of March 1, 1991, between the Company and Shamrock Investments, dated May 31, 1992. (8)

                 10.17 Subscription Agreement dated as of November 5, 1991, among the Company, Paragon Ambulatory Surgery, Inc. ("Paragon") and persons affiliated with Shamrock Investments (the "Shamrock Investors"). (6) [Exhibit 10.1]

                 10.18 Stockholder Agreement dated as of November 5, 1991, among the Company, Paragon and the Shamrock Investors. (6) [Exhibit 10.2]

                 10.19 Management Agreement dated as of November 5, 1991, between the Company and Paragon. (6) [Exhibit 10.3]

                 10.20 Financial Advisory Agreement dated as of November 5, 1991, between Paragon and Shamrock Investments. (6) [Exhibit 10.4]

                 10.20A Amendment to Financial Advisory Agreement, dated as of May 1, 1992.(8)

                 10.21 Purchase Agreement between 11440 Commerce Park Corporation and Sunset Hill Corporation and Commerce Park L.C., dated March 9, 1993, with First and Second Amendments thereto dated
                             March 29, 1993 and April 15, 1993, respectively ("Building Purchase Agreement"). (9)

                 10.22 Assignment of Building Purchase Agreement from Commerce Park L.C. to the Company's wholly owned subsidiary, Commerce Park Development Corporation, dated May 5, 1993. (9)

                 10.23 Sale Agreement between Commerce Park V, Inc. and Commerce Park Development Corporation, the Company's wholly owned subsidiary, dated July 15, 1994. (10)

                 10.24 Agreement between Medigroup, Inc. and PHP Healthcare Corporation dated March 30, 1994. (10)

                 10.25 Provider Agreement between the District of Columbia Department of Human Services and D.C. Chartered Health Plan, Inc. dated September 24, 1991. (10)

                 10.26 District of Columbia Medicaid Managed Care Program, Provider Agreement dated September 15, 1994 by and between the Department of Human Services and D.C. Chartered Health Plan, Inc.

               * 10.27 Employment Agreement dated September 29, 1994 by and between the Company and John. P. Cole. (11) [Exhibit 8]

               * 10.28 Employment Agreement dated August 1, 1994 by and between the Company and Charles P. Reilly. (11) [Exhibit 6]

                 11          Statement re Computation of Per Share Earnings.

                 21          List of Subsidiaries.

                 23          Consent of Independent Accountants.

                 23A Consent of Independent Auditors - Years ended April 30, 1994 and 1993.

                 27          Financial Data Schedule.

- ---------------

(1) Indicates an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-9372, effective November 20, 1986), bearing the same exhibit number, which is incorporated herein by reference.

(2) Indicates an exhibit to the Company's 10-K Report (File No. 33-9372) for the period ended April 30, 1987, bearing the same exhibit number, which is incorporated herein by reference.

(3) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1989, bearing the same exhibit number, which is incorporated herein by reference.

(4) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1990, bearing the exhibit number, which is incorporated herein by reference.

(5) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1991, bearing the exhibit number in brackets, which is incorporated herein by reference.

(6) Indicates an exhibit to the Company's 8-K Current Report (File No.-0-16235) reporting an event on November 5, 1991, bearing the exhibit number in brackets, which is incorporated herein by reference.

(7)      Indicates an exhibit to the Company's 8-K Current Report (File
         No. 0-16235) reporting an event on April 10, 1992, bearing the same exhibit number, which is incorporated herein by reference.

(8) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1992, bearing the same exhibit number, which is incorporated herein by reference.

(9) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1993, bearing the same exhibit number, which is incorporated herein by reference.

(10) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1994, bearing the same exhibit number, which is incorporated herein by reference.

(11) Indicates an exhibit to the Company's 8-K Report (File No. 0-16235), reporting an event on October 3, 1994, bearing the exhibit number in brackets, which is incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement required to be filed an exhibit hereto.


         (b)   Reports on Form 8-K.

               Item 4 Form 8-K filed on March 17, 1995.

         (c)   Exhibits.

               See Item 14(a)3.


         (d)   Financial Statement Schedules.

               See Item 14(a)2.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHP HEALTHCARE CORPORATION

Date:  July 28, 1995                  By: /s/ Charles H. Robbins
                                          -------------------------------------
                                          Charles H. Robbins
                                          Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
- --------------------------  ------------------------------------  -------------

/s/ Charles H. Robbins      Chairman of the Board and             July 28, 1995
- --------------------------  President (Chief Executive
Charles H. Robbins          Officer)

/s/ Jack M. Mazur           Director                              July 28, 1995
- --------------------------
Jack M. Mazur

/s/ Michael D. Starr        Director                              July 28, 1995
- --------------------------
Michael D. Starr

/s/ George E. Schaefer      Director                              July 28, 1995
- --------------------------
George E. Schaefer, M.D.

/s/ Paul T. Cuzmanes        Director                              July 28, 1995
- --------------------------
Paul T. Cuzmanes

/s/ Julien J. Lavoie        Director                              July 28, 1995
- --------------------------
Julien J. Lavoie

/s/ Donald J. Ruffing       Director                              July 28, 1995
- --------------------------
Donald J. Ruffing

/s/ Charles P. Reilly       Director                              July 28, 1995
- --------------------------
Charles P. Reilly

/s/ Joseph G. Mathews       Director                              July 28, 1995
- --------------------------
Joseph G. Mathews

Signature                   Title                                 Date
- --------------------------  ------------------------------------  -------------

/s/ Anthony M. Picini       Senior Vice President Finance,        July 28, 1995
- --------------------------  Chief Financial Officer
Anthony M. Picini           Chief Accounting Officer

                                  EXHIBIT INDEX

No.      Item
- ------   ----------------------------------------------------------------------

10.2A Second Amendment to Amended and Restated Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective April 26, 1995.

10.26 District of Columbia Medicaid Managed Care Program, Provider Agreement dated September 15, 1994 by and between the Department of Human Services and D.C. Chartered Health Plan, Inc.

11       Statement re Computation of Per Share Earnings

21       List of Subsidiaries

23       Consent of Independent Accountants - Year ended April 30, 1995

23A      Consent of Independent Auditors - Years ended April 30, 1994 and 1993

27       Financial Data Schedule