Form 10-K/A
period 1995-04-30
PHP HEALTHCARE CORP
filed 1995-08-28
CIK 803568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

[XX]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  April 30, 1995

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ...................... to .....................

                        Commission file number:  0-16235

                           PHP HEALTHCARE CORPORATION
 ...............................................................................
             (exact name of registrant as specified in its charter)

Delaware                                  54-1023168
 ...............................................................................
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

11440 Commerce Park Drive, Reston, Virginia                        22091
 ...............................................................................
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code:  (703) 758-3600

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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K by restating such portions in their entirety as set forth in the pages attached hereto:

         Part III, Items 10 through 13.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company".

         The following sets forth certain information as of the date hereof with respect to the Company's directors. The Board of Directors is classified into three classes whose terms are staggered to expire in different years. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The terms of three of the present directors expire at the 1995 annual meeting. The other six directors will continue in office for the remainder of their terms as indicated below.

                                                                                  Term as Director
                          Positions or Offices                Served as Director  Expires at the Annual
Name                      with the Company                    Continuously Since  Meeting in             Age
------------------------  ----------------------------------  ------------------  ---------------------  ---

Charles H. Robbins        President & Chairman of the Board   1976                1995                   64

Jack M. Mazur             Senior Executive Vice President     1976                1995                   53

Michael D. Starr          Executive Vice President and
                            Treasurer                         1985                1995                   51

George E. Schaefer, M.D.  Senior Vice President, Medical
                            Affairs                           1981                1997                   72

Julien J. Lavoie          Senior Vice President               1989                1996                   63

Paul T. Cuzmanes          None                                1989                1997                   50

Donald J. Ruffing         None                                1991                1996                   74

Charles P. Reilly         None                                1991                1997                   52

Joseph G. Mathews         None                                1993                1996                   61


         The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company.

         Charles H. Robbins founded the Company in 1976 and has been President and Chairman of the Board since its inception. From 1973 to 1975 Mr. Robbins was Vice President and Director of Operations of Tabershaw/Cooper Associates, Inc., a medical consulting firm, and Technical Director, Health and Medical Systems of Informatics Inc.; from 1971 to 1973 he was Manager, Medical Information Systems of Computer Science Corporation; and from 1961 to 1970 he held various positions with the Office of the Surgeon General of the United States Army and the Army Medical Department. In those positions, Mr. Robbins was engaged in directing studies and developing programs relating to various health care related activities.

         Jack M. Mazur has been a director of the Company since 1976. From 1976 through May 1986 Mr. Mazur served as Assistant Secretary of the Company, from June 1986 to October 1993 as Secretary of the Company, and from August 1989 to the present as Senior Executive Vice President of the Company. Prior to August 1989, Mr. Mazur was engaged in the practice of law.

         Michael D. Starr has been employed by the Company in various financial and operational positions since 1976 and has been a director since 1985. Mr. Starr was Controller of the Company from 1976 to 1981, Vice President, Finance and Administration from 1981 to 1986, and has been Executive Vice President since March 1986.

         Julien J. Lavoie was Federal Program Manager of EDS Communications Corporation, a contract services company, from 1987 to 1991, when he joined the Company as Vice President. Previously, Mr. Lavoie served as President of Productivity Management Services, Inc., a service company in the U.S. government privatization program, from 1986 to 1987, and was Vice President Integration Services for the Martin Marietta Data Systems Corporation, a major government contractor, from 1983 to 1986.

        Donald J. Ruffing is a retired Colonel in the U.S. Air Force. In 1990, Mr. Ruffing served as a team member of the Peer and Application Reviews, Refugee Mental Health Programs for the National Institute of Mental Health. From 1980 to 1985, Mr. Ruffing served as a project manager for the Company at St. Elizabeth's Hospital. Mr. Ruffing completed 32 years in medical services management with the U.S. Air Force. Upon his retirement, he was the Chief of the Air Force Medical Service Corps, Office of the Surgeon General, where he was responsible for developing plans, policies and procedures for the management of the Air Force Medical Service Corps.

        Joseph G. Mathews joined the Company as a Director in July 1993. Since 1985, Mr. Mathews has owned and operated Joseph G. Mathews & Associates, an insurance brokerage firm. Mr. Mathews' professional designations include Chartered Financial Consultant and Master of Science Financial Services. In addition to serving on the Company's Board, Mr. Mathews is a member of the boards of directors of Lake of the Ozarks General Hospital, Mark Twain Bank, Sanford Brown College and Learfield Communication. Mr. Mathews also serves on the Lindenwood College Board.

         George E. Schaefer, M.D. served as Vice President/Medical Director of the Company from 1980 to 1993 and a director of the Company since 1981. Dr. Schaefer currently serves as Vice President Medical Affairs. Prior to joining the Company, Dr. Schaefer was a private consultant from 1978 to 1980. Dr. Schaefer was Surgeon General of the United States Air Force from 1975 to 1978 and retired from the Air Force with the rank of Lieutenant General.
Dr. Schaefer held various positions with the Air Force, commencing as a Flight Surgeon in 1947, through various command positions from 1949 to 1975, and became Deputy Surgeon General and then Surgeon General of the Air Force in 1975.

         Paul T. Cuzmanes is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker and has been engaged in the practice of law since 1976. Mr. Cuzmanes specializes in health care law, commercial law and the representation of municipalities. He is also a fellow in the American Society of Pharmaceutical Law.

         Charles P. Reilly is the managing general partner of Shamrock Investments, a financial advisory and investment firm that specializes in the health care industry. From 1979 until founding Shamrock Investments in 1987, Mr. Reilly served as Director, Senior Executive Vice President and Chief Development Officer for American Medical International Corporation, a large multi-hospital management company. In that position, Mr. Reilly was responsible for the acquisition of new health care facilities and related business both in the United States and abroad, oversaw the development of the company's integrated health care services and facilities and directed the activities of AMI Group Health Services, a division of American Medical International Corporation. Mr. Reilly currently serves as Chairman of the Board of Directors of Dynamic Health, Inc., an acute care hospital company, and as a director of G & L Realty Corporation, a NYSE health care real estate investment trust (REIT). Mr. Reilly has served as a director, trustee and governing council member of the Federation of American Healthcare Systems, The National Committee for Quality Health Care and the American Hospital Association, and has previously served as a board director for several corporations. From August 1994 to August 1995, Mr. Reilly was an officer of the Company, serving as a member of the Executive Council.


Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year, except as noted below, the Company believes that all its officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1995. Mr. Cuzmanes sold certain shares in March and April 1995, but did not report the dispositions until the filing of Form 5 in August 1995.

Item 11.  Executive Compensation


Summary Compensation Table
                                                                                 Long Term
                                                                               Compensation
                                                                               ------------
                                            Annual Compensation                   Awards
                                   -------------------------------------       ------------
             (a)              (b)       (c)         (d)            (e)              (f)            (g)
 Name and Principal Position Year   Salary ($)   Bonus ($)    Other Annual     Options/SARS     All Other
                                                            Compensation ($)     Award(s)   Compensation ($)
 --------------------------- ----  ------------  ---------  ----------------   ------------ ----------------

Charles H. Robbins,          1995   $500,000      $83,333          (1)          395,000           $11,827(2)
  Chief Executive Officer    1994    500,000          -0-                           -0-            50,428
                             1993    500,000          -0-                           -0-            85,239

Jack M. Mazur,               1995   $400,000      $66,667          (1)          360,000           $ 9,688(3)
  Senior Executive           1994    400,000          -0-                           -0-             7,673
  Vice President             1993    400,000          -0-                           -0-            24,910

Michael D. Starr,            1995   $275,000          -0-          (1)          145,000           $ 9,688(4)
  Executive Vice President   1994    275,000          -0-                           -0-             3,969
                             1993    275,000          -0-                           -0-            19,932

John P. Cole                 1995   $176,346(5)       -0-          (1)           15,000(6)        $ 1,488(7)
  Executive Vice President   1994        -0-          -0-                           -0-               -0-
                             1993        -0-          -0-                           -0-               -0-

Julien J. Lavoie,            1995   $154,800          -0-          (1)           14,000           $11,237(8)
  Senior Vice President      1994    154,800          -0-                           -0-            15,795
                             1993    154,800          -0-                           -0-            14,256

---------------

Notes to Summary Compensation Table:

(1)  Each of the named executive officers receives certain perquisites, including the use of Company automobiles; such perquisites, however, do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

(2)  Includes $3,627 term life insurance premiums, $8,000 director's fees (accrued at April 30, 1995), and $200 in
401(k) Plan matching fees.  Mr. Robbins has elected to be paid his director's fees in stock pursuant to the Directors'
Retainer Plan.

(3)  Includes $1,488 term life insurance premiums, $8,000 director's fees (accrued at April 30, 1995), and $200 in
401(k) Plan matching fees.  Mr. Mazur has elected to be paid his director's fees in stock pursuant to the Directors'
Retainer Plan.

(4)  Includes $1,488 term life insurance premiums, $8,000 director's fees (accrued at April 30, 1995), and $200 in
401(k) Plan matching fees.  Mr. Starr has elected to be paid his director's fees in stock pursuant to the Directors'
Retainer Plan.

(5)  Salary shown is that from Mr. Cole's date of employment, September 29, 1994, through the end of the fiscal year.

(6)  Does not include options for 19,000 shares received by Mr. Cole upon the merger of JP Cole & Associates into the
Company in October 1994.

(7)  Includes $1,488 term life insurance premiums.

(8)  Includes $3,037 term life insurance premiums, $8,000 director's fees (accrued at April 30, 1995), and $200 in
401(k) Plan matching fees.  Mr. Lavoie has elected to be paid his director's fees in stock pursuant to the Director's
Retainer Plan.



Option Grants in 1995

         During fiscal 1995, the Stock Option Committee and Board of Directors considered and adopted an option repricing program for holders of options granted under the Company's 1986 Stock Option Plan. In September 1994 the program was implemented and each of the named executive officers surrendered outstanding not-in-the-money options in return for an equal number of options with an exercise price equal to 60% of the fair market value of the Company's Common Stock which will vest ratably over a three-year period. Other options were granted under the 1986 Stock Option Plan in fiscal year 1995. No stock appreciation rights were granted.

                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rates of Stock Price
Individual Grants                                                                Appreciation for Option Term
-------------------------------------------------------------------------------  -----------------------------------
                    No. of      % of Total
                    Securities  Options
                    underlying  Granted to              Market
                    Options     Employees   Exercise    Price        Expiration
Name                Granted     in 1995     Price       Grant Date   Date        0%           5%          10%
------------------  ----------  ----------  ----------  -----------  ----------  -----------  ----------  ----------

Charles H. Robbins  270,000(1)       18.0%  $ 6.075     $10.125       6/10/2004  1,093,500    2,812,741   5,450,393
                    125,000           8.3%  $11.875     $11.875      11/18/2004          0      933,516   2,365,712

Jack M. Mazur       250,000(1)       16.7%  $ 6.075     $10.125       6/10/2004  1,012,500    2,604,390   5,046,661
                    110,000           7.3%  $11.875     $11.875      11/18/2004          0      821,494   2,081,826

Michael D. Starr     90,000(1)        6.0%  $ 6.075     $10.125       6/10/2004    364,500      937,580   1,816,798
                     55,000           3.7%  $11.875     $11.875      11/18/2004          0      410,747   1,040,913

John P. Cole          5,000           1.0%  $ 9.00      $10.875       9/29/2004     28,125      130,713     288,104

Julien J. Lavoie      4,000(1)         .3%  $ 6.075     $10.125       6/10/2004     16,200       41,670      80,747
                     10,000            .7%  $10.875     $11.875      11/18/2004     10,000       84,681     199,257
---------------

(1)  These shares represent options repriced in fiscal 1995 under the option repricing program adopted by the Company in June 1994.


Repricing of Options/SARs


Name and Principal Position         Date of    Options       Market     Original    New         Length of
                                    Repricing  Repriced (#)  Value on   Exercise    Exercise    Original
                                                             Repricing  Price       Price       Option
                                                             Date                               Term
                                                                                                Remaining
                                                                                                at Repricing
                                                                                                (Years)
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------

Charles H. Robbins                   6/10/94       160,000  $10.125     $22.50      $6.075        6.9
   Chief Executive Officer                         110,000  $10.125     $13.50      $6.075        7.8

Jack M. Mazur                        6/10/94       150,000  $10.125     $22.50      $6.075        6.9
   Senior Executive Vice President                 100,000  $10.125     $13.50      $6.075        7.8

Michael D. Starr                     6/10/94        50,000  $10.125     $22.50      $6.075        6.9
   Executive Vice President                         40,000  $10.125     $13.50      $6.075        7.8

John P. Cole
   Executive Vice President          N/A           N/A      N/A         N/A         N/A           N/A

Julien J. Lavoie
   Senior Vice President             6/10/94         4,000  $10.125     $13.50      $6.075        6.9



Report of Stock Option Committee

         During the last quarter of fiscal year 1994 and early fiscal 1995, the Stock Option Committee considered the repricing of options outstanding under the Company's Stock Option Plan (the "Plan"). The Committee considered the fact that a large number of the outstanding options that would be affected by a repricing were held by the Company's three top executive officers, Messrs. Robbins, Mazur and Starr and the performance and working relationship of these key executives. It was agreed that the continuation of the Company's growth and future success were dependent on the continued efforts of these individuals. The Committee believes that stock options provide meaningful long-term incentive for key employees. Because of the significant decline in the market price of the Company's stock which had occurred subsequent to the grant of the then outstanding options, it was determined that these options were not providing the incentive intended when granted. In addition, the top executive officers had not received salary increases for the past several years. The Committee concluded that repricing the outstanding options would be an appropriate means to provide these executives with continuing incentive to work for the long-term success of the Company.

         Although many of the options held by the key executive officers were already vested, the Committee determined that a new vesting period should be established for the repriced options. Accordingly, the Committee concluded that it would make available to all persons holding not-in-the-money options granted under the Plan the opportunity to surrender them for cancellation and termination in exchange for newly granted options for an equal number of shares at an exercise price equal to 60% of the then market price, subject to a new vesting schedule (vesting ratably over a three-year period).

         The Committee believes that the option repricing was an important element in retaining key management employees to continue to implement the Company's growth plans.

                                          STOCK OPTION COMMITTEE

                                          PAUL T. CUZMANES
                                          DONALD J. RUFFING
                                          JOSEPH G. MATHEWS

                            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES
(a)                   (b)                   (c)                   (d)                   (e)

Name                  Shares Acquired       Value                 Number of             Value of
                      on Exercise (#)       Realized ($)          Unexercised           Unexercised
                                                                  Options/SARs          In-the-Money
                                                                  at 4/30/95            Options/SARs
                                                                                        at 4/30/95
                                                                  Exercisable/          Exercisable/
                                                                  Unexercisable         Unexercisable
--------------------  --------------------  --------------------  --------------------  --------------------

Charles H. Robbins    -0-                   -0-                   -0-/395,000           -0-/4,479,125

Jack M. Mazur         -0-                   -0-                   -0-/360,000           -0-/4,105,000

Michael D. Starr      -0-                   -0-                   -0-/145,000           -0-/1,591,375

John P. Cole          -0-                   -0-                   7,500/26,500          76,875/271,625

Julien J. Lavoie      -0-                   -0-                   25,000/14,000         206,250/136,450



401(k) Plan

         The Company established the PHP Healthcare Corporation 401(k) Plan (the "401(k) Plan") effective January 1, 1991, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Participant contributions will be invested at all times in any or all of six funds at the direction of the participant. Participant contributions will be matched up to $200 annually by the Company. The Company contributed $200 to the 401(k) Plan during fiscal year 1995 on behalf of each of the named executive officers, except Mr. Cole.


Director Compensation

         Each director of the Company is paid $2,000 per quarter for his services as a director, plus $650 for each special meeting of the Board. In addition, each outside director is paid $1,200 for attending up to three committee meetings annually and $500 for each additional committee meeting. Each director is reimbursed for travel expenses relating to attending meetings of the Board of Directors and its committees.

         The Company has adopted a Directors' Retainer Plan. Commencing May 1, 1993, for any fiscal quarter each director of the Company may elect to have the full amount of his retainer paid in the form of common stock of the Company. The number of shares issued is calculated based on the then current market value of the stock.

Employment Agreements

         The Company has entered into Employment Agreements with each of Charles H. Robbins, Jack M. Mazur and Michael D. Starr. Under these agreements, Mr. Robbins is employed as President and Chief Executive Officer, Mr. Mazur is employed as Senior Executive Vice President and Mr. Starr is employed as Executive Vice President. The agreements are each renewable automatically on May 1 of each year unless terminated by either the executive or the Company on ninety (90) days advance notice, or otherwise in accordance with the agreements, except that no notice may be given by the Company sooner than three years after a Change in Control (as defined in the agreements). The agreements are currently in effect through April 30, 1996. In the event of termination because of the executive's death or disability, the Company will pay the executive or his estate a lump sum severance payment equal to one year's salary and a pro rata bonus for the year in which the termination occurs. In the event the Company terminates the agreement other than for cause, death or disability or the executive terminates the agreement because of certain adverse changes following a Change in Control of the Company, then
(a) the Company must pay the executive a lump sum amount equal to three times the sum of the executive's base salary and bonus; (b) the executive is entitled, for a period of three years, to continuation of coverage at the Company's expense of the executive's disability, medical and dental benefits;
(c) all restrictions on any outstanding awards granted to the executive will lapse and be immediately vested, all stock options will become fully exercisable and the executive will have the right to require the company to purchase for cash any shares of unrestricted stock and stock purchased upon the exercise of any options.

         The Company also has entered into an employment agreement with John P. Cole. Under this agreement, Mr. Cole is employed as Executive Vice President of the Company for a period of two years with an annual salary of $330,000. Options to purchase 15,000 shares of the Company's common stock at $9.00 per share were granted to Mr. Cole pursuant to this agreement. The options are exercisable ratably over one year in increments of three months starting at the grant date of September 29, 1994.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         None.


Compensation Committee Report

         The Company's compensation program for executive officers is intended to align executive compensation with the long-run profitability of the Company, and thus with the interests of the shareholders. The Compensation Committee works closely with the full Board of Directors and with management in establishing and implementing compensation policies and principles. In addition to base salary, compensation for the Company's executive officers may include bonuses, stock options and certain other benefits, such as insurance and use of Company automobiles.

         The Stock Option Committee is responsible for determining the recipients and number of options, the timing of grants and the option exercise prices, all in accordance with the terms of the Company's Stock Option Plan. The Stock Option Committee considers the recommendations of management and of the Compensation Committee. During late fiscal 1994 and fiscal 1995, the Stock Option Committee and the Board of Directors considered the adoption of a program to allow repricing of not-in-the-money options for all holders, including the named executive officers. The program was adopted effective June 1994.

         In considering base salary compensation for 1995, the Committee focused principally on the fact that the Company was still undergoing changes in connection with its efforts, begun in fiscal 1993, to develop and market services in the commercial managed care market. Because fiscal 1994 financial results had not yet fully reflected the benefits of these efforts, and in light of the option repricing program, the Committee determined to recommend no increase in the salary levels of its principal executive officers for 1995 and to defer consideration of cash bonuses and new option grants to executive officers until later in the fiscal year.

         The Committee retained the other elements of the executive compensation package (health and life insurance, use of the Company automobiles and, for the senior executive officers, split dollar life insurance) for fiscal 1995.

         In the third quarter of fiscal 1995, the Compensation Committee considered financial and operational results of the first two quarters of 1995 and the extraordinary efforts expended by the Chief Executive Officer and the Senior Executive Vice President to achieve those results. The Compensation Committee recommended to the Board of Directors a cash bonus in the aggregate sum of $150,000 to be allocated $83,333.35 to Mr. Robbins and $66,666.65 to Mr. Mazur in consideration of their work for and guidance of the Company in its restructuring efforts. In the Committee's view the recommended bonus amount was appropriate in light of the Company's financial position and the Committee's understanding of the compensation packages for executives of comparable position and responsibility in the industry. The Committee did not apply objective Company performance criteria in establishing the bonuses. The Board approved the bonus, with Messrs. Robbins and Mazur abstaining.

         Also in the third quarter of fiscal 1995, the Compensation Committee recommended to the Stock Option Committee that it consider option grants to the Company's executive officers. The Committee believes that employee stock ownership aligns employee and shareholder interests by focusing employees on the creation of shareholder value in the short and long term. The Compensation Committee recommended that option grants be made to the executive officers to retain their unique and valuable contributions to the Company's short and long term business plan and to provide them with further incentive to create short and long term shareholder value. Acting on the Compensation Committee's recommendation, the Stock Option Committee granted 125,000 stock options to Mr. Robbins, 110,000 stock options to Mr. Mazur, and 55,000 stock options to Mr. Starr, each at an exercise price equal to the then current market price.
In addition, the Stock Option Committee granted options to purchase 10,000 shares of Common Stock to Mr. Lavoie at an exercise price equal to $1.00 less than the then current market price. These recommendations were based on the subjective determination of the Compensation Committee as to the expected relative contributions of the executive officers to the Company.


                                  COMPENSATION COMMITTEE

                                  CHARLES P. REILLY
                                  JOSEPH G. MATHEWS
                                  PAUL T. CUZMANES

Stock Price Performance Graph

         The line graph below compares yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return on the Standard and Poor's 500 Stock Index and the Standard and Poor's Health Care Composite Index for the period of five years commencing on April 30, 1990.

                               [PERFORMANCE GRAPH]

                                             Cumulative Total Return
                                 ----------------------------------------------
                                  4/90    4/91    4/92    4/93    4/94    4/95
                                 ------  ------  ------  ------  ------  ------

PHP Healthcare Corporation         100     317     233      98     140     257
S&P 500                            100     118     134     147     154     181
S&P Health Care Composite          100     147     166     141     135     189



Item 12.  Security Ownership Of Certain Beneficial Owners And Management

         The following table sets forth information as of July 31, 1995, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, by each director of the Company, each named executive officer, and by all directors and executive officers of the Company as a group. On
July 31, 1995 there were 5,408,341 shares of the Company's Common Stock issued and outstanding. (Certain of the shares reported in the following table may be deemed to be owned by more than one person here listed. As a result, those shares are included in more than one entry on the table.)


Name and Address                                No. of Shares  Percent of Class
----------------------------------------------  -------------  ----------------

Voting Agreement Group (1)                      1,807,378                 30.9%
  Charles H. Robbins and Ellen E. Robbins;
  Jack M. Mazur and Lynn Mazur;
  VACHR, Inc.; Michael D. Starr;
  Shamrock Investments; Charles P. Reilly;
  Michael E. Gallagher
  11440 Commerce Park Drive
  Reston, VA 22091

Shamrock Investments (2)                          537,838 (3)              9.5%
  Charles P. Reilly
  Michael E. Gallagher
  2049 Century Park East, Suite 3330
  Los Angeles, CA 90067

Name and Address                                No. of Shares  Percent of Class
----------------------------------------------  -------------  ----------------

Bosko Djordjevic and Elizabeth A. Keck,
Trustee                                           326,500                  6.0%
  505 S. Beverly Drive, Suite 215
  Beverly Hills, CA 90212

Charles H. Robbins                                830,687 (4)             15.1%

Jack M. Mazur                                      85,962 (5)              1.6%

Michael D. Starr                                   96,884 (7)              1.8%

Charles P. Reilly                                 368,609 (8)              6.6%

John P. Cole                                      148,000 (9)              2.7%

George E. Schaefer, M.D.                           22,967                   (6)
  4 Imperial Oaks
  San Antonio, TX 78248

Julien J. Lavoie                                   29,008 (10)              (6)

Joseph G. Mathews                                   2,909                   (6)
  3510 Highway O
  Wright City, MO 63390

Donald J. Ruffing                                   2,479                   (6)
  11104 Woodlawn Boulevard
  Upper Marlboro, MD 20772

Paul T. Cuzmanes                                      562                   (6)
  250 West Pratt Street
  Baltimore, MD 21201

All directors and executive officers
as a group (11 persons)                         1,488,181 (11)            25.6%

---------------

(1) The persons listed are parties to a Voting Agreement dated as of October 7, 1994, constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934 Act") and jointly filed a Schedule 13D with the Securities and Exchange Commission on October 11, 1994.

(2) The persons listed constitute a group (separate from the group above listed) within the meaning of Section 13(d)(3) of the 1934 Act and jointly filed a Schedule 13D with the Securities and Exchange Commission on October 11, 1994 reflecting the aggregate beneficial ownership of 303,353 shares of Common Stock, options to purchase an additional 170,179 shares of Common Stock, and promissory notes of the Company which are convertible into 55,555 shares of Common Stock.



(3) Does not include 1,269,540 shares which are deemed to be beneficially owned by this group by virtue of its participation in the Voting Agreement Group set forth above.

(4) Includes 150,000 shares owned by Mr. Robbins' spouse, Ellen E. Robbins, as trustee for the benefit of their children. Includes 90,000 shares which Mr. Robbins presently could acquire upon the exercise of options granted by the Company. Does not include 976,691 shares which are deemed to be beneficially owned by Mr. Robbins by virtue of his participation in the Voting Agreement Group set forth above.

(5) Includes 83,333 shares which Mr. Mazur presently could acquire upon the exercise of options granted by the Company. Does not include 256,007 shares, or 4.73% of the class, owned by VACHR, Inc., a corporation owned by Mr. Mazur's spouse, Lynn Mazur, or the other 1,465,409 shares which are deemed to be beneficially owned by Mr. Mazur by virtue of his participation in the Voting Agreement Group set forth above. Does not include 14,000 shares owned by J&J Investment Partnership, a partnership wholly owned by members of Mr. Mazur's family and of which Mr. Mazur disclaims beneficial ownership.

(6) Represents less than 1% of the shares of the Company's outstanding stock.

(7) Includes 30,000 shares which Mr. Starr presently could acquire upon the exercise of options granted by the Company. Does not include 1,710,494 shares which are deemed to be beneficially owned by Mr. Starr by virtue of his participation in the Voting Agreement Group set forth above.

(8) Includes 107,048 shares subject to options which Mr. Reilly could acquire, 29,981 shares which may be acquired by Mr. Reilly upon conversion of a promissory note of the Company, 11,250 shares which Mr. Reilly could acquire upon the exercise of options granted by the Company to Shamrock Investments, a partnership of which Mr. Reilly is the managing general partner, 3,087 shares which may be acquired by Mr. Reilly upon conversion of a promissory note of the Company issued to Shamrock Investments and 100,000 shares owned by Shamrock Investments. See Item 13, "Certain Transactions and Business Relationships." Does not include an additional 1,438,769 shares which are deemed to be beneficially owned by Mr. Reilly by virtue of his participation in the Voting Agreement Group set forth above.

(9) Includes 15,000 shares which Mr. Cole presently could acquire upon the exercise of options granted by the Company.

(10) Includes 26,333 shares which Mr. Lavoie presently could acquire upon the exercise of options granted by the Company.

(11) Does not include the shares that may be deemed to be owned by certain of these persons as a result of their participation in the Voting Agreement Group set forth above.



Item 13.  Certain Transactions and Business Relationships

         From June 1990 until September 1994, the Company retained Shamrock Investments ("Shamrock") as a financial advisor. Charles P. Reilly, a director of the Company, is the managing general partner of Shamrock and Michael E.

Gallagher is a general partner of Shamrock. In fiscal 1995, the Company paid Shamrock $86,000 for financial advisory services. These arrangements were terminated in September 1994 in connection with the employment by the Company of Messrs. Reilly and Gallagher, discussed below.

         On September 29, 1994, Paragon Ambulatory Surgery, Inc., a Delaware corporation ("Paragon"), was merged into the Company. Since 1991, the Company had owned 51% of the capital stock of Paragon. The remaining 49% was owned principally by persons affiliated with Shamrock, including Messrs. Reilly and Gallagher. The Company had provided management services to Paragon at cost and had made loans to Paragon in connection with its acquisition of surgery centers. As a result of the merger, the management services agreement was terminated and Paragon's shareholders (other than the Company) received a total of 190,000 treasury shares of the Company's Common Stock, promissory notes issued by the Company in the total principal amount of $500,000 due in five years and convertible after one year into Common Stock at a conversion price of $9.00 per share, and promissory notes issued by the Company in the total
principal amount of $430,000 due on or before August 1, 1995.   As shareholders
of Paragon, Messrs. Reilly and Gallagher received 54.0% and 40.5%, respectively, of these shares of Common Stock and promissory notes. The terms of the merger were determined through negotiations between management of the Company and the Paragon shareholders (other than the Company) on the basis of the value of the two surgery centers then owned and operated by Paragon, Paragon's claims in certain then pending litigation arising out of the proposed sale of those centers, and services provided to Paragon by certain of its shareholders. The shares of Paragon common stock not already owned by the Company represented approximately 44% of Paragon's outstanding shares. The price at which the $500,000 promissory note is convertible into Common Stock represents the fair market value of the Common Stock on the date a preliminary agreement was reached, subject to approval by the Board of Directors of the Company. On October 3, 1994, PHP sold the general partnership interest in the two remaining surgery centers for $11,750,000 in cash and the assumption of certain liabilities relating to the original acquisition of the centers.

         Also on September 29, 1994, Shamrock purchased 100,000 treasury shares of Common Stock from the Company, delivering in payment a five-year promissory note of Shamrock dated as of September 29, 1994, in the principal amount of $900,000, which is secured by the pledge of 150,000 shares of Common Stock (of which 100,000 shares are owned by Shamrock, and 50,000 shares of Common Stock are owned by Mr. Reilly and Mr. Gallagher), and by convertible notes payable of $500,000 by the Company to the same parties. The terms of the purchase were negotiated between management of the Company and Messrs. Reilly and Gallagher, the general partners of Shamrock. The purchase price represents the fair market value of the Common Stock on the date a preliminary agreement was reached, subject to approval of the Board of Directors of the Company.

         The Company, through its wholly-owned subsidiary, PHP Family Healthcare Corporation, Inc., entered into agreements with JP Cole & Associates, Inc. ("JP Cole") and its shareholders in 1993. At that time, Mr. Reilly was a minority shareholder of JP Cole (owning approximately 17%). Pursuant to a Sales and Services Agreement, the Company retained JP Cole as a sales representative for marketing the Company's health care products and services to private sector health care industry companies. The Agreement provided for the payment of commissions related to successful marketing efforts, as defined. In addition, the Company agreed to lend to JP Cole up to $3,000,000, which loans could be converted into 83% of the capital stock of JP Cole at the Company's option. At August 31, 1994, the cash advances to JP Cole and accrued interest were approximately $800,000. The Company also entered into a Put-Call Agreement with the shareholders of JP Cole pursuant to which, under certain circumstances, the Company could call their shares and the shareholders could put their shares to the Company.

         On October 3, 1994, JP Cole was merged into PHP Family Healthcare Corporation, Inc. In connection with the merger, JP Cole's shareholders received a total of 71,429 treasury shares of the Company's Common Stock, promissory notes issued by the Company in total principal amount of $100,000 due on or before January 2, 1995, and options to acquire a total of 71,429 shares of Common Stock at an exercise price of $9.00 per share, which expire in September 2004. Of these, 44,286 shares of Common Stock are held in escrow subject to forfeiture if certain performance conditions are not met. Options to purchase 44,286 shares of Common Stock will become exercisable only if certain performance conditions are met by December 30, 1996, or a change of control of the Company occurs prior to that date. As shareholders of JP Cole, Messrs. Cole, Reilly and Gallagher received 70.0%, 17.1% and 12.9%, respectively, of the Common Stock, promissory notes and options issued in connection with the merger. They acquired their JP Cole shares as founders of that company in August 1993 for $70,000, $17,100 and $12,900, respectively.
The terms of the merger were determined through negotiations between management of the Company and the JP Cole shareholders on the basis of the value of the revenues payable by the Company to JP Cole under the agreements described above and amounts owned by the Company to the JP Cole shareholders. The exercise price of the options represents the fair market value of the Company's Common Stock on the date a preliminary agreement was reached, subject to approval by the Board of Directors of the Company.

         As of August 1, 1994, Messrs. Reilly and Gallagher entered into one-year employment agreements with the Company pursuant to which they assisted the Company's Executive Council in strategic planning, served along with Messrs. Robbins, Mazur, and Starr as members of the Executive Committee of Management, and performed other duties assigned by the Board of Directors of the Company. Pursuant to these agreements, as of August 1, 1994, Messrs. Reilly and Gallagher were employed at annual salaries of $1,000 each and were granted options to purchase 68,571 and 51,429 shares of Common Stock, respectively, at an exercise price of $9.00 per share which options expire in September 2004.
In connection with these employment agreements, the Company terminated its agreement with Shamrock under which the Company received financial advisory services. On September 29, 1994, Mr. Cole entered into a two-year employment agreement with the Company pursuant to which he serves as Executive Vice President of the Company. Pursuant to this agreement, Mr. Cole was granted options to purchase 15,000 shares of Common Stock at an exercise price of $9.00 per share, which expire in September 2004. The foregoing options are exercisable ratably over a one-year period and become exercisable immediately in the event of a change of control of the Company. The exercise price of the options represents the fair market value of the Common Stock on the date a preliminary agreement was reached, subject to approval by the Board of Directors of the Company.

         On October 7, 1994, Messrs. Robbins and Mazur, and their spouses, Messrs. Starr, Reilly and Gallagher and Shamrock entered into a Voting Agreement under which the parties have agreed to cause their shares of Common Stock to be voted, with respect to each matter put to a vote of the Company's shareholders, in accordance with the two-thirds vote of the shares owned by the parties on the date of the Voting Agreement. The parties entered into the Voting Agreement in order to assure the continuation of the policies of the current management of the Company, which they believe to be in the best interest of the Company and its shareholders. The Voting Agreement expires two years after the date thereof, unless otherwise agreed by the parties.

         The Company has adopted a Senior Executive Loan Program (the "Program"), pursuant to which loans to senior executive officers may be made up to three and one-half times the officer's annual salary. Each loan must be repaid within one year and bears interest at two percent above the Company's short-term borrowing rate. All loans are collateralized by the shares of the Company's Common Stock owned by the senior executive officer. The due dates on amounts outstanding were extended in 1995 for twelve months. Beginning in fiscal year 1993, there were loans made under the Program to each of Charles H. Robbins and Jack M. Mazur. The largest amount outstanding during fiscal 1995 to Mr. Robbins was $1,321,000 and to Mr. Mazur was $1,650,000. The interest rate on these loans as of July 31, 1995 was 11.75%.

         In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1995, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced. The amount outstanding as of April 30, 1995, to Mr. Robbins was $565,000, to Mr. Mazur was $175,000, and to Mr. Starr was $145,000.

         Paul Cuzmanes is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker, which firm the Company retained in fiscal 1995.

         For further information with respect to related party transactions, see Note 10 of Notes to Consolidated Financial Statements.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHP HEALTHCARE CORPORATION

Date:  August 28, 1995                By:  /s/ Anthony M. Picini
                                          -------------------------------------
                                           Anthony M. Picini
                                           Senior Vice President and
                                           Chief Financial Officer