Form 10-Q
period 1995-07-31
PHP HEALTHCARE CORP
filed 1995-09-14
CIK 803568

                       Securities and Exchange Commission
                              Washington, DC 20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

/ X / Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1995

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-16235

                           PHP Healthcare Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                54-1023168
---------------------------------------   -------------------------------------
    (State or other jurisdiction of                   (IRS Employer
    Incorporation or organization)                 Identification No.)

                   11440 Commerce Park Drive, Reston, VA 22091
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code

                                 (703) 758-3600
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of July 31, 1995, 5,414,866 shares.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                                     9

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    Three Months ended July 31, 1994 and 1995
                                   (Unaudited)
                     (In  thousands, except per share data)
                                                            1994        1995
                                                         ----------  ----------

Revenues . . . . . . . . . . . . . . . . . . . . . . .     $43,638     $46,171

Direct costs . . . . . . . . . . . . . . . . . . . . .      37,578      37,654
                                                         ----------  ----------

     Gross profit. . . . . . . . . . . . . . . . . . .       6,060       8,517

General and administrative expenses. . . . . . . . . .       5,102       6,733
                                                         ----------  ----------

     Operating income  . . . . . . . . . . . . . . . .         958       1,784

Other income (expense):
     Interest expense. . . . . . . . . . . . . . . . .        (819)       (524)
     Interest income . . . . . . . . . . . . . . . . .          84         201
     Miscellaneous income (expense). . . . . . . . . .         (20)         31
     Minority interest in earnings of subsidiaries . .         (73)        ---
                                                         ----------  ----------

     Earnings before income taxes. . . . . . . . . . .         130       1,492

Income tax expense . . . . . . . . . . . . . . . . . .          39         567
                                                         ----------  ----------

     Net earnings. . . . . . . . . . . . . . . . . . .     $    91     $   925
                                                         ==========  ==========

Net earnings per common share. . . . . . . . . . . . .     $  0.02     $  0.15
                                                         ==========  ==========

Weighted average number of common shares
  outstanding. . . . . . . . . . . . . . . . . . . . .       5,102       6,297
                                                         ==========  ==========


See accompanying notes to condensed consolidated financial statements.


                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                                        April 30,     July 31,
                                                           1995         1995
                                                        ----------  -----------
                                                                    (Unaudited)


ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .    $ 1,178      $ 4,420
  Accounts receivable, net (note 2). . . . . . . . . .     24,537       23,678
  Contract settlement receivable, net (note 2) . . . .      8,022        8,022
  Pharmaceutical and medical supplies. . . . . . . . .      1,089        1,077
  Receivables from officers. . . . . . . . . . . . . .      2,912        3,001
  Income tax receivable. . . . . . . . . . . . . . . .        592          388
  Other current assets . . . . . . . . . . . . . . . .      2,099        2,881
                                                        ----------   ----------
       Total current assets. . . . . . . . . . . . . .     40,429       43,467
Property and equipment, net. . . . . . . . . . . . . .     23,096       23,053
Excess of cost over fair value of assets acquired,
  net of accumulated amortization of $810 in April
  and $848 in July . . . . . . . . . . . . . . . . . .      3,092        3,054
Deferred income taxes. . . . . . . . . . . . . . . . .      1,125        1,125
Receivables from officers, net . . . . . . . . . . . .        885          885
Other assets . . . . . . . . . . . . . . . . . . . . .      2,523        2,884
                                                        ----------   ----------
                                                          $71,150      $74,468
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable to bank. . . . .    $ 1,368      $ 1,368
  Current maturities of notes payable - other. . . . .        879        1,065
  Accounts payable . . . . . . . . . . . . . . . . . .      6,405        6,699
  Claims payable - medical services. . . . . . . . . .      6,000        8,046
  Accrued salaries and benefits. . . . . . . . . . . .      8,129        8,014
  Income taxes payable . . . . . . . . . . . . . . . .        ---          567
  Deferred income taxes. . . . . . . . . . . . . . . .      1,507        1,507
  Billings in excess of costs. . . . . . . . . . . . .        719          567
                                                        ----------   ----------
       Total current liabilities . . . . . . . . . . .     25,007       27,833
Notes payable to bank, net of current maturities . . .     23,280       22,932
Notes payable - other, net of current maturities . . .      1,174        1,023
Deferred gain on sale of building. . . . . . . . . . .      1,085        1,066
Deferred lease obligation. . . . . . . . . . . . . . .        272          309
                                                        ----------   ----------
       Total liabilities . . . . . . . . . . . . . . .     50,818       53,163
                                                        ----------   ----------
Minority interest. . . . . . . . . . . . . . . . . . .          4            4
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued. . . . . . . . . . . . . .        ---          ---

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  Common stock, $.01 par value, 25,000,000 shares
    authorized, 7,073,351 shares issued in April and
    July . . . . . . . . . . . . . . . . . . . . . . .         71           71
  Additional paid-in-capital . . . . . . . . . . . . .     29,443       29,465
  Note receivable from sale of stock . . . . . . . . .       (900)        (900)
  Retained deficit . . . . . . . . . . . . . . . . . .     (1,570)        (645)
  Treasury stock, 1,665,010 common shares in April
    and 1,658,485 common shares in July, at cost . . .     (6,716)      (6,690)
                                                        ----------   ----------
       Total stockholders' equity. . . . . . . . . . .     20,328       21,301
Contingencies (notes 2 and 3). . . . . . . . . . . . .
                                                        ----------   ----------

                                                          $71,150      $74,468
                                                        ==========   ==========


See accompanying notes to condensed consolidated financial statements.


                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                          Three Months Ended
                                                                July 31,
                                                           1994         1995
                                                        ----------   ----------

Net cash provided by operating activities. . . . . . .   $    386     $  4,396
                                                        ----------   ----------
Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . .     (2,197)        (801)
  Net proceeds from sale of property and equipment . .     14,181          ---
  Acquisition of subsidiaries, net of cash acquired. .       (569)         ---
                                                        ----------   ----------
       Net cash provided by (used in) investing
         activities. . . . . . . . . . . . . . . . . .     11,415         (801)
                                                        ----------   ----------

Cash flows from financing activities:
  Net repayments under revolving promissory notes. . .        (23)          (6)
  Borrowings on notes payable. . . . . . . . . . . . .        504          485
  Repayments on notes payable. . . . . . . . . . . . .    (11,298)        (792)
  Increase in receivables from officers. . . . . . . .        ---          (88)
  Proceeds from the exercise of stock options. . . . .        ---           48
  Distributions paid to limited partners . . . . . . .       (133)         ---
                                                        ----------   ----------
       Net cash used in financing activities . . . . .    (10,950)        (353)
                                                        ----------   ----------
       Net increase in cash and cash equivalents . . .        851        3,242
Cash and cash equivalents, beginning of period . . . .      2,370        1,178
                                                        ----------   ----------
Cash and cash equivalents, end of period . . . . . . .   $  3,221     $  4,420
                                                        ==========   ==========


See accompanying notes to condensed consolidated financial statements.


                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  July 31, 1995
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

    Basis of Presentation

    In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1994 and 1995 audited consolidated financial statements. The interim operating results are not necessarily indicative of the operating results for the full fiscal year. Certain amounts in the fiscal year 1995 condensed consolidated financial statements have been reclassified to conform with the fiscal year 1996 presentation.


(2) Accounts Receivable

    (a)  Contract Claim

    In April 1994, the Company submitted a Request for Equitable Adjustment
(REA) under a contract with the Department of the Army for material changes in the nature of the contract requirements from those represented during the contract proposal process. The REA was denied by the Army and the Company has submitted a claim for its increased costs of performance under the contract pursuant to the Contracts Dispute Act of 1978. Billed accounts receivable of $1.9 million as of April 30, and July 31, 1995, have been fully reserved pending further actions by the Board of Contract Appeals.


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

    Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $8.0 million at April 30 and July 31, 1995, which represents the Company's conservative interpretation of amounts due under the contract. The Company

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES believes that final settlement will occur during fiscal 1996. In addition, proposed congressional legislation is pending which upon passage would in management's opinion result in a retroactive entitlement of the full recovery of the settlement receivable.

    Effective October 1, 1994, CHP entered into a new one-year contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30 and July 31, 1995, CHP recorded accounts receivable of $1.9 million and $2.8 million, respectively, for the difference between what was due under the contract versus what was received. Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS.


(3) Contingencies

    The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between approximately $200,000 and $1.0 million in excess of insurance coverage. The Company has recorded reserves of $200,000 related to these actions at July 31, 1995. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident.

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

    Revenues from the Commercial Managed Health Care Services division have grown to $102.2 million or 50% of total revenues in 1995 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of: (1) the Company's wholly owned subsidiary, D.C. Chartered Health Plan, Inc., which operates an HMO in the District of Columbia, serving primarily the government assisted Medicaid population, (2) the Company's project with Blue Cross Blue Shield of New Jersey ("BCBSNJ") to operate ten family health centers, manage and maintain an integrated network of specialists, and provide utilization and case management, and (3) family health centers which are operated either on a contract basis for large employers or on a commercial walk-in basis. Previously, this division also included the ambulatory surgery centers previously managed through a majority owned subsidiary, Paragon Ambulatory Surgery, Inc. ("Paragon"). In April 1994 the Company sold three of its outpatient surgery centers and in September 1994 sold the remaining two centers. Management determined that these centers were inconsistent with the Company's long-term commercial strategy.

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

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

    The Company expects that gross profits will continue to increase in fiscal 1996. The anticipated improvement is based on CHP's expanding enrollment and a new contract at a higher premium rate with the District of Columbia, the continuation of the operational phase of the BCBSNJ project under which the Company began providing health care services in January 1995, and continued expansion in the Commercial Managed Care Services division.

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

    Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $8.0 million at April 30 and July 31, 1995, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during fiscal 1996. In addition, proposed congressional legislation is pending which upon passage would, in management's opinion, result in a retroactive entitlement of the full recovery of the settlement receivable.

    Effective October 1, 1994, CHP entered into a new one-year contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30 and July 31, 1995, CHP recorded accounts receivable of $1.9 million and $2.8 million, respectively, for the difference between what was due under the contract versus what was received. Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

                              RESULTS OF OPERATIONS

                The Three Months Ended July 31, 1994 Compared To
                      The Three Months Ended July 31, 1995

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                            July 31, 1994       July 31, 1995
                                         ------------------  ------------------
                                         Revenues   % of     Revenues   % of
Division                                 (000's)    Total    (000's)    Total
---------------------------------------  --------  --------  --------  --------

Government Managed Health Care Services  $26,596    61.0     $23,347    50.6
Commercial Managed Health Care Services   16,586    38.0      22,824    49.4
Other Revenue                                456     1.0         ---     ---
                                         --------  --------  --------  --------

Total                                    $43,638   100.0     $46,171   100.0
                                         ========  ========  ========  ========

    The Company's revenues increased by 6% or $2.5 million, to $46 million for the quarter ended July 31, 1995 compared to the quarter ended July 31, 1994. This overall increase was due to growth in the Commercial Managed Health Care Services division.

    Commercial Managed Health Care Services division revenue increased by $6.2 million, or 27%, to $22.8 million for the quarter ended July 31, 1995 from $16.6 million for the quarter ended July 31, 1994. CHP provided approximately 60% of this revenue increase as a result of growth in its membership enrollment and a new contract at a higher premium rate with the District of Columbia which commenced in October 1994. The BCBSNJ project generated the balance of the revenue growth in the Commercial Managed Health Care Services division. This increase was attributable to the operating phase of this contract which commenced in January 1995, operating nine community based health care centers and related ISOC services. The tenth center began operations in September 1995. Revenues from the additional eight months of operating activity in fiscal 1996 will be offset by the construction and pre-operational activity which was performed in the last three quarters of fiscal 1995. Additional revenue increases resulted from expanded utilization at several existing primary care projects and the commencement of operations at a new project for Northwestern Steel and Wire. Offsetting these revenue increases was a decrease in revenue which resulted from the sale of the remaining two outpatient surgery centers in September 1994.

    Government Managed Health Care Services division revenue decreased by 14% or $3.2 million from $26.6 million for the quarter ended July 31, 1994 to $23.3 million for the quarter ended July 31, 1995. This decrease was primarily attributable to the completion of certain projects including: one medical

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

staffing, three on-site ambulatory care, two mental health care, and two affordable health care projects, and decreased utilization at a NAVCARE project. Partly offsetting these decreases in revenues were increases in revenues during this quarter resulting from an increased contract rate with the Arkansas Department of Corrections, and a contractual expansion of services at three PRIMUS projects.

    Other revenue consisted of the operations of the Reston, Virginia office building, acquired in May 1993 and sold in July 1994, which accounted for $456,000 in operational revenue for the quarter ended July 31, 1994.

    The Company's gross profit increased by $2.5 million, or 29%, to $8.5 million for the quarter ended July 31, 1995 from $6.0 million for the quarter ended July 31, 1994. Gross profit margin increased from 14% to 18%. This increase was due to profitability improvement in both the Government and Commercial Managed Health Care Service divisions.

    The Commercial Managed Health Care Services division gross profit increase was almost entirely attributable to CHP. CHP's gross profit improvement resulted from a new contract at a higher premium rate with the District of Columbia which commenced in October 1994 and an expansion in enrollment. Offsetting this increase in gross profit was a slight decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

    The Government Managed Health Care Services division gross profit increase was due to (1) an expanded inmate population and increased contract rate with the Arkansas Department of Corrections, (2) an expansion of services at three PRIMUS projects, and (3) improved profitability at the Company's NAVCARE projects due to improved cost control. Offsetting this increase in profitability was a decrease resulting from the completion of certain projects discussed above and decreased utilization at one NAVCARE project discussed above.

    General and administrative expenses increased 32% or $1.6 million, to $6.7 million for the quarter ended July 31, 1995 from $5.1 million for the prior year first quarter. The increase is primarily a function of the Company's Commercial Managed Health Care initiatives and is due to: (1) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel, and (2) increased travel and consulting expenses related to commercial business development efforts.

    Operating income increased by $826,000 or 86% to $1.8 million for the quarter ended July 31, 1995 from $1.0 million for the quarter ended July 31, 1994. Operating margin increased to 3.9% from 2.2%. This increase was primarily due to the expanded gross profit margins, reduced by increased general and administrative expenses.

    Interest expense decreased 36%, or $295,000, to $524,000 for the quarter ended July 31, 1995 from $819,000 for the prior year first quarter. This decrease is primarily a function of the decrease in the Company's long-term debt resulting from the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

    The effective income tax rates of 38% in fiscal 1996 and 30% in 1995 represent the combined federal and state income tax rates adjusted as necessary. The 1995 rate was lower than the 1996 rate due to the impact of certain net operating loss carryforwards.


                         LIQUIDITY AND CAPITAL RESOURCES

    Typically, the Company's principal sources of funds are operations and bank borrowings.

    During the quarter ended July 31, 1995 operations provided $4.4 million in cash. This represents an increase in cash provided by operations of $4.0 million compared with the $386,000 provided by operations in the prior year quarter. In general, the increase in cash provided by operations is primarily due to an increase in net earnings of $834,000 and an increase in the claims payable for the Company's HMO operations at its wholly-owned subsidiary, CHP, resulting from a fluctuation in the timing of payments to providers.

    The Company's number of days revenue in average outstanding receivables was 48 days for the three months ended July 31, 1995, compared to 41 days for the prior year quarter. This increase is due to the difference between the payment and revenue processes on the BCBSNJ project.

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

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             11.0 Statement re: Computation of per share earnings for the three months ended July 31, 1994 and 1995

         b)  Reports on Form 8-K

             None

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          PHP HEALTHCARE CORPORATION
                                          -------------------------------------
                                          (Registrant)

                                          By: /s/ Anthony M. Picini
                                              ---------------------------------
                                              ANTHONY M. PICINI
                                              Senior Vice President of Finance
                                              and Chief Financial Officer

Date:  September 14, 1995

                   PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit  Item
-------  ----------------------------------------------------------------------

11.0 Statement re: Computation of per share earnings for the three months ended July 31, 1994 and 1995