Form 10-Q
period 1995-10-31
PHP HEALTHCARE CORP
filed 1995-12-11
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
(Mark One)

  / X / Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1995

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

                   Commission file number 0-16235

                     PHP Healthcare Corporation
____________________________________________________________
       (Exact name of registrant as specified in its charter)

             Delaware                   54-1023168
____________________________________________________________
(State or other jurisdiction of         (IRS Employer
Incorporation or organization)          Identification No.)

             11440 Commerce Park Drive, Reston, VA 22091
____________________________________________________________
              (Address of principal executive offices)

Registrant's telephone number including area code

                           (703) 758-3600
____________________________________________________________


____________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

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

Common stock, par value $.01 per share, outstanding as of October 31, 1995, 10,845,508 shares.

                                INDEX

                                                          PAGE

PART I - FINANCIAL INFORMATION

Report of Independent Accountants                          2

Condensed Consolidated Statements of Operations            3

Condensed Consolidated Balance Sheets                      4

Condensed Consolidated Statements of Cash Flows            5

Notes to Condensed Consolidated Financial Statements       6

Management's Discussion and Analysis of Results of
Operations and Financial Condition                        10

PART II - OTHER INFORMATION                               18

SIGNATURES                                                19

EXHIBIT INDEX                                             20

                  Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the accompanying Condensed Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows of PHP Healthcare Corporation and consolidated subsidiaries as of October 31, 1995, and for the three-month and six-month periods then ended, included on pages 3 through 9 of this Form 10-Q. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                   Coopers & Lybrand L.L.P.


Washington, D.C.
November 29, 1995

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Operations
     Three Months and Six Months ended October 31, 1994 and 1995
                             (Unaudited)
                (In thousands, except per share data)

                                      Three Months        Six Months
                                      ------------        ----------
                                    1994       1995    1994        1995
                                    ----       ----    ----        ----
Revenues......................... $48,180   $48,877   $91,818    $95,047

Direct costs.....................  42,948    39,141    80,867     76,794
                                  _______   _______   _______    _______
   Gross profit..................   5,232     9,736    10,951     18,253

General and administrative
 expenses........................   4,832     7,199     9,593     13,932
                                  _______   _______   _______    _______
   Operating income..............     400     2,537     1,358      4,321

Other income (expense):
     Interest expense............    (565)     (573)   (1,384)    (1,098)
     Interest income.............     125       203       209        404
     Miscellaneous income........     391        37       371         69
     Minority interest in
      earnings of subsidiaries...     (86)      ---      (159)       ---
                                  _______   _______   _______    _______
   Earnings before income taxes..     265     2,204       395      3,696

Income tax expense...............     103       875       142      1,442
                                  _______   _______   _______    _______
   Net earnings.................. $   162   $ 1,329   $   253    $ 2,254
                                  =======   =======   =======    =======
Net earnings per share........... $  0.01   $  0.10   $  0.02    $  0.17
                                  =======   =======   =======    =======
Weighted average number of common
 and common equivalent shares
 outstanding.....................  11,018    13,211    10,765     12,957
                                  =======   =======   =======    =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

                Condensed Consolidated Balance Sheets
              As of April 30, 1995 and October 31, 1995
                  (In thousands, except share data)

                                                       April 30,   October 31,
                                                         1995        1995
                                                         ----        ----
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents........................   $ 1,178   $  3,293
   Accounts receivable, net (note 2)................    24,537     30,260
   Contract settlement receivable, net (note 2).....     8,022      8,022
   Pharmaceutical and medical supplies..............     1,089        995
   Receivables from officers........................     2,912      3,090
   Income tax receivable............................       592        388
   Other current assets.............................     2,099      3,366
                                                       _______    _______
      Total current assets..........................    40,429     49,414
Property and equipment, net.........................    23,096     22,457
Excess of cost over fair value of assets acquired,
 net of accumulated amortization of $810 in April
 and $885 in October................................     3,092      3,017
Deferred income taxes...............................     1,125      1,125
Receivables from officers, net......................       885        885
Other assets........................................     2,523      2,951
                                                       _______    _______
                                                       $71,150    $79,849
                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable to bank
   (note 3).........................................   $ 1,368    $ 1,368
   Current maturities of notes payable - other
   (note 3).........................................       879        845
   Accounts payable.................................     6,405      8,659
   Claims payable - medical services................     6,000      8,469
   Accrued salaries and benefits....................     8,129      9,580
   Income taxes payable.............................       ---      1,442
   Deferred income taxes............................     1,507      1,507
   Billings in excess of costs......................       719      1,490
                                                       _______    _______
      Total current liabilities.....................    25,007     33,360
Notes payable to bank, net of current maturities
 (note 3)...........................................    23,280     19,865
Notes payable - other, net of current maturities
 (note 3)...........................................     1,174      2,213
Deferred gain on sale of building...................     1,085      1,045
Other liabilities...................................       272        669
                                                       _______    _______
      Total liabilities.............................    50,818     57,152

Minority interest...................................         4          4
                                                       _______    _______
Stockholders' equity (note 5):
   Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued.........................       ---        ---
   Common stock, $.01 par value, 25,000,000 shares
    authorized, 14,146,702 shares issued in April
    and October.....................................       141        141
   Additional paid-in-capital.......................    29,373     29,426
   Note receivable from sale of stock...............      (900)      (900)
   Retained earnings (deficit)......................    (1,570)       684
   Treasury stock, 3,330,020 common shares in April
    and 3,301,194 common shares in October, at cost.    (6,716)    (6,658)
                                                       _______    _______
      Total stockholders' equity....................    20,328     22,693
Contingencies (notes 2 and 6).......................   _______    _______
                                                       $71,150    $79,849
                                                       =======    =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Cash Flows
             Six Months Ended October 31, 1994 and 1995
                             (Unaudited)
                           (In thousands)

                                                         1994      1995
                                                         ----      ----
Net cash provided by operating activities...........   $  4,683  $  5,924
                                                       ________  ________
Cash flows from investing activities:
  Acquisition of property and equipment.............     (2,499)   (1,333)
  Disposition of property and equipment.............        151     ---
  Net proceeds from sale of property and equipment..     14,181     ---
  Acquisition of subsidiaries, net of cash acquired        (694)    ---
  Disposition of subsidiaries, net..................     10,826     ---
                                                       ________  ________
    Net cash provided by (used in) investing
     activities.....................................     21,965    (1,333)
                                                       ________  ________

Cash flows from financing activities:
  Net repayments under revolving promissory notes...     (9,023)   (2,731)
  Borrowings on notes payable.......................        504     1,918
  Repayments on notes payable.......................    (19,206)   (1,597)
  Increase in receivables from officers.............        ---      (178)
  Proceeds from the exercise of stock options.......        ---       112
  Distributions paid to limited partners............       (133)      ---
                                                       ________  ________
    Net cash used in financing activities...........    (27,858)   (2,476)
                                                       ________  ________

    Net increase (decrease) in cash and cash
     equivalents....................................     (1,210)    2,115
Cash and cash equivalents, beginning of period......      2,370     1,178
                                                       ________  ________
Cash and cash equivalents, end of period............   $  1,160  $  3,293
                                                       ========  ========

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION
        Notes to Condensed Consolidated Financial Statements

                          October 31, 1995
                             (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1994 and 1995 audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim operating results are not necessarily indicative of the operating results for the full fiscal year. Certain amounts in the fiscal year 1995 condensed consolidated financial statements have been reclassified to conform with the fiscal year 1996 presentation.

     (b) New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards
Board (FASB) issued SFAS No. 123, "Accounting for Stock-
Based Compensation". As permitted by the Standard, the Company does not intend to adopt the provisions for recognizing compensation expense for grants to employees of stock, stock options, and other equity instruments based on a new fair value method. Accordingly, this Standard is not expected to have any impact on amounts recorded in the Company's consolidated financial statements. However, beginning with fiscal year 1997, the Standard will require the Company to disclose additional information in the footnotes to its annual consolidated financial statements, including pro forma net income and earnings per share under the new fair value method.


(2)  Accounts Receivable

     (a)  Contract Claim

     In April 1994, the Company submitted a Request for Equitable Adjustment (REA) under a contract with the Department of the Army for material changes in the nature of the contract requirements from those represented during the contract proposal process. The REA was denied by the Army and the Company subsequently submitted a claim for its increased costs of performance under the contract pursuant to the Contracts Dispute Act of 1978. Billed accounts receivable of $1.9 million as of April 30, 1995 were fully reserved pending further actions by the Board of Contract Appeals. In September 1995, the Company reached a settlement with the Department of the Army in the amount of $300,000. Accordingly, the Company recognized $300,000 of revenue.

                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements
                             (continued)

     (b) Contract Settlement Receivable

     D.C. Chartered Health Plans ("CHP"), the Company's wholly owned health maintenance organization, earns substantially all of its revenue under a prepaid Medicaid contract with the D.C. Department of Human Services (DCDHS) to provide health care services to the Medicaid recipients of the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and the Health
Care Finance Administration (HCFA) of the United States
Department of Health and Human Services (HHS).

     Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $8.0 million at April 30 and October 31, 1995, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during fiscal 1996. In addition, proposed congressional legislation is pending which upon passage would in management's opinion result in a retroactive entitlement of the full recovery of the settlement receivable.

     Effective October 1, 1994, CHP entered into a new contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30 and October
31, 1995, CHP recorded accounts receivable of $1.9 million and $7.7 million, respectively, for the difference between what was due under the contract and what had been received.
Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS.

(3)  Notes Payable

     (a)  Notes Payable to Bank

     The notes payable to bank consists of the following (in thousands):

                                                       April 30,   October 31,
                                                         1995         1995
                                                         ----         ----
Term note of $15 million collateralized by all assets,
 interest due monthly at 1% above bank prime (9.75% at
 October 31, 1995), principal due in quarterly
 installments of $342,000 with final payment due in
 April 1998...........................................  $ 4,102    $ 3,418
Revolving promissory note, collateralized by all
 assets, with a maximum credit line of $22 million,
 interest due monthly at 1% above bank prime (9.75%
  at October 31, 1995), due November  1996............   20,546     17,815
                                                        _______    _______

Total notes payable to bank...........................   24,648     21,233
      Less current maturities.........................   (1,368)    (1,368)
                                                        _______    _______

Notes payable to bank, net of current maturities......  $23,280    $19,865
                                                        =======    =======

                                  7
                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements
                             (continued)

     On November 27, 1995, the Company extended its credit agreement with its primary bank; in particular, the revolving promissory note was extended until November 30, 1996 under similar terms.

  (b)  Notes Payable - Other

          The notes payable - other consists of the following (in thousands):

                                                         April 30,  October 31,
                                                           1995       1995
                                                           ----       ----
Various collateralized term notes of $2,025,000,
 interest from 10.4% to 12.7% with various installment
 payments due October 2000.............................  $   393   $ 1,478
Insurance notes of $732,000, monthly installments of
 principal and interest, interest from 6.8% to 7.6% due
 April 1996............................................      166       289
Obligations under capital leases, for certain equipment
 and fixtures, monthly installments of principal and
 interest of $27,000, interest at 4.1%, due May 1998...      935       791
Convertible promissory notes of $500,000, interest
 due annually on April 30 at 7%, convertible into common
 stock at $9.00 per share starting September 1995, due
 September 1999........................................      500       500
Promissory notes of $417,000, interest at 7%, repaid
 in August 1995........................................       59       ---
                                                         _______   _______

        Total notes payable - other....................    2,053     3,058
             Less current maturities...................     (879)     (845)
                                                         _______   _______

        Notes payable - other, net of current maturities $ 1,174   $ 2,213
                                                         =======   =======

(4)  Convertible Debt

     On November 29, 1995, the Company announced its intention to make a private offering of $60 million in aggregate principal amount of convertible subordinated debentures due 2002. The Company expects to finalize the offering in December 1995. The debentures will be unsecured obligations, convertible into PHP common stock and subordinated to all present and future senior indebtedness of the Company.

     The debentures and the underlying common stock have not been registered under the Securities Act of 1933 (the
"Securities Act") and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

     The debentures will be offered only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance on the exemption from the registration requirements provided by Rule 144A, and outside the United States to certain persons in reliance on Regulation S under the Securities Act.

(5)  Stock Split

     On October 16, 1995, the Board of Directors of the Company declared a two-for-one stock split of its Common Stock payable on November 20, 1995. This was effected in the form of a 100 percent stock dividend of 7,073,351 shares to shareholders on record as of November 1, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods

                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements
                             (continued)

presented by reclassifying from additional paid in capital to common stock the par value of the additional shares arising from the split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, earnings per share amounts, and weighted average shares outstanding, have been restated to give retroactive effect to the two-for-one stock split effected on November 20, 1995.

(6)  Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between approximately $100,000 and $1.7 million in excess of insurance coverage. The Company has recorded reserves of $100,000 related to these actions at October 31, 1995. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident.

(7)  Agreement to Sell Minority Interest in Virginia
Chartered Health Plan

     The Company has agreed to sell 30% of its interest in a wholly-owned subsidiary, Virginia Chartered Health Plan, Inc. to University Health Services, Inc. ("UHS"). UHS is a non-stock corporation created by Virginia Commonwealth University to promote the entry of the Medical College of Virginia Hospitals into managed care. The proposed transaction is subject to regulatory approval and other conditions and is expected to be completed prior to January 31, 1996.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION

                               GENERAL

     In response to the industry shift to manage the disparate components of the health care delivery system, PHP has transitioned to a managed care solutions company. Over the past three years, the Company has altered its focus from a historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems and recruiting experienced managed care executives. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1995, its commercial business accounted for 50% of PHP's total revenues.

     Revenues from the Commercial Managed Health Care Services division have grown, in part as a result of acquisitions, to $102.2 million or 50% or total revenues in fiscal year 1995 from $1.3 million or 1% of total revenues in fiscal year 1992. Operations in this division consist of the Company's integrated system of care applied in whole or in part to: (i) the Company's project with Blue Cross Blue Shield of New Jersey ("BCBSNJ") to operate ten Integrated Systems of Care ("ISOC") in the State of New Jersey, (ii) family health centers which are operated on a contract basis for large employers, and (iii) the Company's wholly-owned HMO in the District of Columbia, primarily serving the government-assisted Medicaid population in that area. In these operations, the Company undertakes to provide specified health care benefits to the participating populations. The Company is compensated for these services through a combination of capitation fees, management fees, cost reimbursements, incentive fees related to cost savings and profits from equity participation.

     Revenues from the Government Managed Health Care Services division have decreased from a peak of $116.4 million in fiscal year 1992 to $101.5 million in fiscal year 1995. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

     The Company's revenues have increased from $118.0 million in fiscal year 1992 to $204.1 million in fiscal year 1995. Gross profit margins decreased to 7% and 6% in 1993 and 1994, respectively, from 14% in fiscal year 1992. In fiscal year 1995, the gross profit margin was 11%. The Company earned net income of $952,000 in 1995 after net losses of $3.8 million and $9.3 million in fiscal years 1993 and 1994, respectively. The 1993 and 1994 losses were due to increased business development costs related to commercial business efforts, increased corporate support staff

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

costs, government contract proposal activity costs, increased interest expense resulting from various acquisitions and capital expenditures to meet operational needs, and write-offs of receivables under certain contracts.

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed
Consolidated Statements of Operations expressed as a percentage of revenues:

                                   Three Months        Six Months
                                   ended October 31,   ended October 31,
                                   -----------------   -----------------
                                   1994      1995      1994      1995
                                   ----      ----      ----      ----
Revenues........................   100.0%    100.0%    100.0%    100.0%
Direct costs....................    89.1      80.1      88.1      80.8
                                   _____     _____     _____     _____
Gross profit....................    10.9      19.9      11.9      19.2
General and administrative
 expenses.......................    10.0      14.7      10.4      14.7
                                   _____     _____     _____     _____
Operating income................     0.9       5.2       1.5       4.5
Other expense...................    (0.3)     (0.7)     (1.0)     (0.6)
                                   _____     _____     _____     _____
Earnings before income taxes....     0.6       4.5       0.5       3.9
Income tax expense..............     0.3       1.8       0.2       1.5
                                   _____     _____     _____     _____
Net earnings....................     0.3       2.7       0.3       2.4
                                   =====     =====     =====     =====

                        RESULTS OF OPERATIONS

         The Three Months Ended October 31, 1994 Compared To
               The Three Months Ended October 31, 1995

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                        October 31, 1994    October 31, 1995
                                        ----------------    ----------------
                                        Revenues  % of      Revenues  % of
Division                                (000's)   Total     (000's)   Total
--------                                -------   -----     -------   -----
Government Managed Health Care Services $25,238    52.4     $24,757    50.7
Commercial Managed Health Care Services  22,942    47.6      24,120    49.3
                                        _______   _____     _______   _____
Total                                   $48,180   100.0     $48,877   100.0
                                        =======   =====     =======   =====

     The Company's revenues increased by $700,000 to $48.9 million for the quarter ended October 31, 1995 compared to $48.2 million for the prior year second quarter. This overall increase results from a decrease in the Government
Managed Health Care Services division and an increase in

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

the Commercial Managed Health Care Services division. The prior year second quarter Commercial Managed Health Care
Services division revenues included $6.3 million of non-recurring construction and pre-operational revenues on the BCBSNJ project.

     Commercial Managed Health Care Services division revenues increased by $1.2 million or 5.2%, to $24.1 million for the quarter ending October 31, 1995 compared with $22.9 million for the quarter ended October 31, 1994. This net increase is the result of several increases and decreases. The most significant increase in Commercial Managed Health Care Service division revenues was provided by the Company's Medicaid HMO and resulted from an expanded enrollment and a new contract at a higher premium rate. Additional revenue increases also resulted from: (1) increased utilization at two existing ISOC projects, (2) the commencement of operations at a new ISOC project for a large employer in January 1995, (3) increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), a case management and utilization review services company, and
(4) revenues resulting from the development of a new ISOC project in Connecticut. The Company experienced a net decrease in revenues related to the BCBSNJ ISOC project which became operational in January 1995. On a comparative basis, the operational revenues earned in the current year second quarter were less than the non-recurring construction and pre-operational revenues earned in the prior year. Additional Commercial Managed Health Care Service division revenue decreases resulted from: (1) the sale in September 1994 of two outpatient surgery centers formerly operated by the Company, (2) certain non-recurring construction revenues earned in the prior year related to an ISOC project which became operational in January 1995, (3) the closing of a walk-in primary care clinic in January 1995, and (4) the completion of several small consulting projects.

     Government Managed Health Care Service division revenues decreased by $500,000 to $24.7 million for the quarter ended October 31, 1995 compared to $25.2 million for the quarter ended October 31, 1994. This decrease is primarily related to the completion of four ambulatory care projects and two mental health projects. These revenue decreases were partially offset by revenue increases resulting from: (1) the commencement of operations on two new long-term care nursing home projects, (2) the expansion of services and a corresponding increase in contract rate on one PRIMUS project and one medical staffing project, and (3) increased contract rates on two long-term care nursing home projects.

     The Company's gross profit increased by 86.5% or $4.5 million, to $9.7 million for the quarter ended October 31, 1995 compared with $5.2 million for the prior year second quarter. As a percentage of revenues, gross profit increased to 19.9% for the current year second quarter compared to 10.9% during the prior year. This gross profit improvement resulted from an increase in the Commercial Managed Health Care Service division as well as an increase in the Government Managed Health Care Service division.

     The Commercial Managed Health Care Service division gross profit increase was primarily attributable to an expanded enrollment and a new contract at a higher premium rate at the

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

Company's Medicaid HMO. Additional gross profit increases resulted from: (1) increased software sales at HCC, and (2) the BCBSNJ ISOC project which became operational in January 1995. Prior to January the Company was engaged in the pre-operational and construction phases of this project which yielded no gross profit. The Commercial Managed Health Care Service division gross profit increases discussed above were partially offset by a decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

     Government Managed Health Care Service division gross profits increased. This net increase is the result of several increases and decreases, including: (1) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project,
(2) increased contract rates on two long-term care nursing home projects, (3) an expansion of services and a corresponding increase in contract rate on one PRIMUS project, and (4) a decrease in expenses at the Company's PRIMUS and NAVCARE projects resulting from enhanced management efforts to control costs. Government Managed Health Care Service division gross profits decreased due to the completion of four ambulatory care projects and two mental health projects, and due to a decrease in utilization and contract rate at one NAVCARE project which was completed in September 1995.

     General and administrative expenses increased 50% or $2.4 million, to $7.2 million for the quarter ended October 31, 1995 from $4.8 million for the prior year second quarter. As a percentage of revenue, general and administrative expenses increased to 14.7% for the current year second quarter compared to 10.0% during the prior year second quarter. The increase is primarily a function of the Company's Commercial Managed Health Care initiatives and is due to: (1) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel, (2) increased travel and consulting expenses related to commercial business development efforts, and (3) additional general and administrative expenses related to the new Virginia Chartered Health Plan subsidiary.

     Operating income increased five-fold or $2.1 million to $2.5 million for the quarter ended October 31, 1995 from $400,000 for the quarter ended October 31, 1994. Operating margin increased to 5.2% from 0.9%. This increase was primarily due to the expanded gross profit margins, offset by increased general and administrative expenses.

     Interest expense remained almost unchanged at $573,000 for the quarter ended October 31, 1995 compared with $565,000 for the prior year second quarter. This constant level of interest expense is the net result of an increase in the interest rate on the Company's revolving promissory note from 8.75% to 9.75% for the current year quarter compared to the prior year quarter, offset by a decrease in interest expense resulting from a decrease in the Company's long-term debt due to the sale of the Reston office building in July 1994, and the sale of two outpatient surgery centers in September 1994.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

     The effective income tax rates of 39.7% in the second quarter of fiscal 1996 and 38.9% in the second quarter of fiscal 1995 represent the combined federal and state income tax rates adjusted as necessary. The fiscal 1995 rate was lower than the 1996 rate due to the impact of certain net operating loss carryforwards.

                        RESULTS OF OPERATIONS

          The Six Months Ended October 31, 1994 Compared To
                The Six Months Ended October 31, 1995

     The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:


                                        October 31, 1994    October 31, 1995
                                        ----------------    ----------------
                                        Revenues  % of      Revenues  % of
Division                                (000's)   Total     (000's)   Total
--------                                --------  -----     --------  -----
[S]                                     [C]       [C]       [C]       [C]
Government Managed Health Care Services $51,834    56.5     $48,104    50.6
Commercial Managed Health Care Services  39,528    43.0      46,943    49.4
Other Revenue                               456     0.5         ---     ---
                                        _______   _____     _______   _____

Total                                   $91,818   100.0     $95,047   100.0
                                        =======   =====     =======   =====

     The Company's revenues increased by 3.5% or $3.2 million to $95.0 million for the six months ended October 31, 1995 compared to $91.8 million for the prior year six month period. This overall increase results from an increase in the Commercial Managed Health Care Services division and a decrease in the Government Managed Health Care Services division. The prior year six month Commercial Managed Health Care Services division revenues included $7.6 million of non-recurring construction and pre-operational revenues on the BCBSNJ project.

     Commercial Managed Health Care Services division revenues increased by $7.4 million or 18.7%, to $46.9 million for the six months ending October 31, 1995 compared with $39.5 million for the six months ended October 31, 1994. This net increase is the result of several increases and decreases. The most significant increase in Commercial Managed Health Care Service division revenues was provided by the Company's Medicaid HMO and resulted from an expanded enrollment and a new contract at a higher premium rate. Additional revenue increases also resulted from: (1) increased utilization at two existing ISOC projects, (2) the commencement of operations at a new ISOC project for a large employer in January 1995, (3) increased software sales at the Company's wholly owned subsidiary, Health Cost
Consultants ("HCC"), a case management and utilization review services company, and (4) revenues resulting from the development of a new ISOC project in Connecticut. Also, the Company experienced a net increase in revenues related to the BCBSNJ ISOC project which became operational in January
1995. On a comparative basis, the operational revenues earned during the current year exceeded the amount of the pre-operational and construction revenues earned during the prior year. A decrease in Commercial Managed Health Care Service

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

division revenue resulted from the sale of two outpatient surgery centers in September 1994. Additional Commercial
Managed Health Care Service division revenue decreases resulted from: (1) the absence of construction revenues earned in the prior year related to an ISOC project which became operational in January 1995, (2) the closing of a walk-in primary care clinic in January 1995, and (3) the completion of several small consulting projects.

     Government Managed Health Care Service division revenues decreased by $3.7 million to $48.1 million for the six months ended October 31, 1995 compared to $51.8 million for the six month period ended October 31, 1994. This decrease is primarily related to the completion of six ambulatory care projects, two mental health projects, and one medical staffing project. Offsetting these revenue decreases were revenue increases resulting from: (1) the commencement of operations on two new long-term care nursing home projects in June 1995, and (2) the expansion of services and a corresponding increase in contract rate on one PRIMUS project and one medical staffing project.

     The Company's gross profit increased by 66.4% or $7.3 million, to $18.3 million for the six months ended October
31, 1995 compared with $11.0 million during the prior year period. As a percentage of revenue, gross profit increased to 19.2% for the current six month period compared to 11.9% during the prior year. This gross profit improvement resulted from a significant increase in the Commercial
Managed Health Care Service division as well as an increase in the Government Managed Health Care Service division.

     The Commercial Managed Health Care Service division gross profit increase was primarily attributable to an expanded enrollment and a new contract at a higher premium rate at the Company's Medicaid HMO. A gross profit increase also resulted from increased software sales at HCC. These Commercial Managed Health Care Service division gross profit increases were slightly tempered by a decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

     The Government Managed Health Care Service division gross profit increase was due to: (1) a decrease in expenses at the Company's PRIMUS and NAVCARE projects resulting from enhanced management efforts to control costs, (2) increased contract rates on two long-term care nursing home projects,
(3) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project, and (4) an expansion of services and a corresponding increase in contract rate on one PRIMUS project. Government Managed Health Care Service division gross profits decreased due to the completion of certain projects as cited above for causing revenues to decrease, and due to a decrease in utilization and contract rate at one NAVCARE project which was completed in September 1995.

     General and administrative expenses increased 44.8% or
$4.3 million, to $13.9 million for the six months ended
October 31, 1995 from $9.6 million for the same period in
the prior year.  As a percentage of revenue, general and
administrative expenses increased to 14.7% for the current
year six month period compared to 10.4% during the prior
year.  The increase is primarily a function of
                                 15

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

the Company's Commercial Managed Health Care initiatives and is due to: (1) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel, (2) increased general and administrative expenses associated with CHP and its growing enrollment, (3) additional general and administrative expenses associated with the new Virginia Chartered business, (4) increased travel and consulting expenses related to commercial business development efforts, and (5) increased facility expenses resulting from the Company's new expanded Corporate headquarters office space.

     Operating income more than doubled, increasing by $3.0 million to $4.3 million for the six months ended October 31, 1995 from $1.3 million for the six months ended October 31, 1994. Operating margin increased to 4.5% from 1.5%. This increase was primarily due to the increased gross profit margins, reduced by increased general and administrative expenses.

     Interest expense decreased 20.7%, or $286,000, to $1,098,000 for the six months ended October 31, 1995 from $1,384,000 for the prior year six months. This decrease is primarily a function of the decrease in the Company's long-term debt resulting from the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

     The effective income tax rates of 39% for the six months ended October 31, 1995 and 35.9% for the six months ended October 31, 1994 represent the combined federal and state income tax rates adjusted as necessary. The 1995 rate was lower than the 1996 rate due to the impact of certain net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Typically, the Company's principal sources of funds are operations and bank borrowings.

     During the six months ended October 31, 1995 operations provided $5.9 million in cash. This represents an increase in cash provided by operations of $1.2 million compared with the $4.7 million provided by operations in the prior year six month period. In general, the increase in cash provided by operations is primarily due to an increase in net earnings of $2.0 million.

     The Company's number of days revenue in average outstanding receivables was 53 days for the six months ended October 31, 1995 compared to 33 days for the prior year six month period. This increase is due to: (1) the difference between the payment and revenue processes on the BCBSNJ project, particularly the construction and pre-operational phases that the Company was engaged in during the prior year six month period, and (2) $7.7 million in premiums due from the District of Columbia related to the Company's Medicaid HMO. These premiums due are the result of the current federal budget and the District of Columbia's fiscal difficulties. On November 29, 1995, the Company received $4.3 million of these amounts.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

     Investing activities used $1.3 million in cash during the six months ended October 31, 1995 compared to $22.0 million provided during the six months ended October 31, 1994.
The current six months' use of cash is due to the acquisition of property and equipment. During the prior six month period the Company generated net cash from investing activities, principally through the sale of its office building in Reston, Virginia and the sale of two of its outpatient surgery centers.

     Financing activities used $2.5 million in cash during the six months ended October 31, 1995 compared to $27.9 million provided during the six months ended October 31, 1994. The current six months use of cash is due principally to net repayments on revolving promissory notes and other notes payable. During the prior six months, the Company's use of cash as a result of financing activities was due to: (i) the repayment in full of non-recourse notes and certain prepayments of term notes as a result of the sale of its office building in Reston, Virginia and, (ii) certain repayments of revolving promissory notes and term notes as a result of the sale of two of its outpatient surgery centers.

     The Company believes that the current cash equivilents, anticipated cash flow generated by operations and its borrowing capabilities will be sufficient for known future capital needs of the Company. There may be, however, further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

     The Company has announced its intention to make a private offering of $60 million in aggregate principal amount of convertible subordinated debentures due 2002. The Company expects to complete the offering in December 1995. The debentures will be unsecured obligations, convertible into PHP common stock and subordinated to all present and future senior indebtedness (as defined) of the Company.

     The Company intends to use the net proceeds of the offering to repay certain existing indebtedness, to fund expansion of its Commercial Managed Health Care Services division, and for general corporate purposes.

     The debentures and the underlying common stock have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

     The debentures will be offered only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in reliance on the exemption from the registration requirements provided by Rule 144A, and outside the United States to certain persons in reliance on Regulation S under the Securities Act.

                     PHP HEALTHCARE CORPORATION


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   The 1995 annual meeting of shareholders was held on October 16, 1995. The nominees for Director elected at the meeting were as follows:

     Nominee             For            Withheld
     -------             ---            --------
     Charles H. Robbins  4,789,606      29,732
     Jack M. Mazur       4,789,606      29,732
     Michael D. Starr    4,789,606      29,732

     The other directors whose term of office continued after the meeting are Paul T. Cuzmanes, Julien J. Lavoie,
Joseph G. Mathews, Charles P. Reilly and Donald J. Ruffing.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   11.0 Statement re: Computation of per share earnings for the three months and six months ended October 31, 1994 and 1995

b)  Reports on Form 8-K

   There were no Form 8-K filings during the period of this 10-Q. On November 30, 1995, the Company filed a Form 8-K disclosing its intention to make a private offering of $60 million in aggregate principal amount of convertible subordinated debentures due 2002.

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

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini

                                   ANTHONY M. PICINI
                                   Senior Vice President of
                                   Finance and
                                   Chief Financial Officer





Date:  December 11, 1995

                            EXHIBIT INDEX


EXHIBIT   ITEM                                    PAGE

11.0      Statement re: Computation of per share       21
          earnings for the three months and six
          months ended October 31, 1994 and 1995