Form 10-Q
period 1996-01-31
PHP HEALTHCARE CORP
filed 1996-03-18
CIK 803568

Securities and Exchange Commission
                       Washington, DC 20549
                       --------------------
                            FORM 10-Q
(Mark One)

  [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended January 31, 1996.

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                 Commission file number 0-16235

                   PHP Healthcare Corporation
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

       Delaware                                  54-1023168
_________________________________________________________________
State or other jurisdiction of                (IRS Employer
Incorporation or organization)                Identification No.)

          11440 Commerce Park Drive, Reston, VA 22091
_________________________________________________________________
           (Address of principal executive offices)

Registrant's telephone number including area code

                   (703) 758-3600
_________________________________________________________________


_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ] Non [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of January 31, 1996, 10,888,218 shares.

                                  INDEX
                                                         PAGE

PART I - FINANCIAL INFORMATION

Report of Independent Accountants                         2

Condensed Consolidated Statements of Operations           3

Condensed Consolidated Balance Sheets                     4

Condensed Consolidated Statements of Cash Flows           5

Notes to Condensed Consolidated Financial Statements      6

Management's Discussion and Analysis of Results of
 Operations and Financial Condition                       10


PART II - OTHER INFORMATION                               20

SIGNATURES                                                21

EXHIBIT INDEX                                             22

                          Report of Independent Accountants

[COOPERS & LYBRAND L.L.P. LETTERHEAD]





To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the accompanying Condensed Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows of PHP Healthcare Corporation and consolidated subsidiaries as of January 31, 1996, and for the three-month and nine-month periods then ended, included on pages 3 through 9 of this Form 10-Q. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                            Coopers & Lybrand L.L.P.


Washington, D.C.
March 5, 1996

                          PHP HEALTHCARE CORPORATION

               Condensed Consolidated Statements of Operations
         Three Months and Nine Months ended January 31, 1995 and 1996
                                (Unaudited)
                     (In thousands, except per share data)

                                     Three Months      Nine Months
                                     ------------      -----------
                                     1995       1996    1995      1996
                                     ----       ----    ----      ----
Revenue............................ $57,004   $52,886  $148,822  $147,934

Direct costs.......................  52,078    42,305   132,945   119,100
                                    _______   _______  ________  ________
   Gross profit....................   4,926    10,581    15,877    28,834

General and administrative
 expenses..........................   4,294     7,039    13,887    20,971
                                    _______   _______  ________  ________
   Operating income................     632     3,542     1,990     7,863

Other income (expense):

     Interest expense..............    (376)     (979)   (1,760)   (2,076)
     Interest income...............     106       482       315       885
     Miscellaneous income (expense)      22       (20)      393        49
     Gain on sale of stock of
      subsidiary...................     ---     2,247       ---     2,247
     Minority interest in earnings
      of subsidiaries..............     ---       ---      (159)      ---
                                    _______   _______  ________  ________

   Earnings before income taxes....     384     5,272       779     8,968

Income tax expense.................     139     1,112       281     2,554
                                    _______   _______  ________  ________

   Net earnings.................... $   245   $ 4,160  $    498  $  6,414
                                    =======   =======  ========  ========
Net earnings per share............. $  0.02   $  0.31  $   0.04  $   0.48
                                    =======   =======  ========  ========

Weighted average number of common
 and common equivalent shares
 outstanding.......................  11,562    13,603    11,020   13,280
                                    =======   =======  ========  ========


See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                    Condensed Consolidated Balance Sheets
                  As of April 30, 1995 and January 31, 1996
                     (In thousands, except share data)

                                                    April 30,   January 31,
                                                      1995        1996
                                                       ----        ----
                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.....................    $ 1,178    $ 41,657
   Accounts receivable, net (note 2).............     24,537      38,036
   Contract settlement receivable, net (note 2)..      8,022       8,022
   Pharmaceutical and medical supplies...........      1,089         990
   Receivables from officers.....................      2,912       3,171
   Other current assets..........................      2,691       3,659
                                                     _______    ________
     Total current assets........................     40,429      95,535
Property and equipment, net......................     23,096      22,417
Excess of cost over fair value of assets acquired,
 net of accumulated amortization of $810 in April
 and $923 in January.............................      3,092       2,979
Deferred income taxes............................      1,125       1,125
Receivables from officers, net...................        885         885
Other assets.....................................      2,523       3,147
                                                     _______    ________
                                                     $71,150    $126,088
                                                     =======    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable to bank
    (note 3).....................................    $ 1,368    $    ---
   Current maturities of notes payable - other
    (note 3).....................................        879         670
   Accounts payable..............................      6,405       6,756
   Claims payable - medical services.............      6,000       6,675
   Accrued salaries and benefits.................      8,129      10,074
   Deferred income taxes.........................      1,507       3,389
   Billings in excess of costs...................        719         907
                                                     _______    ________
     Total current liabilities...................     25,007      28,471
Notes payable to bank, net of current maturities
 (note 3)........................................     23,280         ---
Notes payable - other, net of current maturities
 (note 3)........................................      1,174       2,074
Convertible subordinated debentures (note 4).....        ---      65,831
Deferred gain on sale of building................      1,085       1,024
Other liabilities................................        272         472
                                                     _______    ________
     Total liabilities...........................     50,818      97,872
                                                     _______    ________

Minority interest (note 7).......................          4         757
                                                     _______    ________
Stockholders' equity (note 5):
   Preferred stock, $.01 par value, 500,000
    shares authorized, none issued...............        ---         ---
   Common stock, $.01 par value, 25,000,000
    shares authorized, 14,146,702 shares issued
    in April and January.........................        141         141
   Additional paid-in-capital....................     29,373      29,945
   Note receivable from sale of stock............       (900)       (900)
   Retained earnings (deficit)...................     (1,570)      4,844
   Treasury stock, 3,330,020 common shares in
    April and 3,258,484 common shares in
    January, at cost.............................     (6,716)     (6,571)
                                                     _______    ________
     Total stockholders' equity..................     20,328      27,459
Contingencies (notes 2 and 6)....................    _______    ________
                                                     $71,150    $126,088
                                                     =======    ========

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended January 31, 1995 and 1996
                                 (Unaudited)
                               (In thousands)

                                                          1995      1996
                                                          ----      ----
Net cash provided by (used in) operating activities...   $   983  $ (2,062)
                                                         _______  ________

Cash flows from investing activities:
  Acquisition of property and equipment...............    (5,545)   (2,331)
  Sale of stock of subsidiary, net of cash............       ---     2,927
  Disposition of property and equipment...............       151       ---
  Net proceeds from sale of property and equipment....    14,040       ---
  Acquisition of subsidiaries, net of cash acquired...      (694)      ---
  Disposition of subsidiaries, net....................    10,826       ---
                                                         _______  ________
     Net cash provided by investing activities........    18,778       596
                                                         _______  ________

Cash flows from financing activities:
  Proceeds from issuance of convertible
   subordinated debentures............................       ---    65,831
  Net repayments under revolving promissory notes.....    (1,173)  (20,546)
  Borrowings on notes payable.........................       504     1,918
  Repayments on notes payable.........................   (19,792)   (5,329)
  Increase in receivables from officers...............       ---      (259)
  Proceeds from the exercise of stock options.........       ---       330
  Distributions paid to limited partners..............      (133)      ---
     Net cash provided by (used in)                      _______   _______
      financing activities............................   (20,594)   41,945
                                                         _______  ________
     Net increase (decrease) in cash and cash
      equivalents.....................................      (833)   40,479
Cash and cash equivalents, beginning of period........     2,370     1,178
                                                         _______  ________
Cash and cash equivalents, end of period..............   $ 1,537  $ 41,657
                                                         =======  ========

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

             Notes to Condensed Consolidated Financial Statements

                               January 31, 1996
                                 (Unaudited)

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

     (b) Sales of Subsidiary Stock

     Gains or losses related to the sales of stock by a subsidiary are included in the statement of operations.

     (c) New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the Standard, the Company does not intend to adopt the provisions for recognizing compensation expense for grants to employees of stock, stock options, and other equity instruments based on a new fair value method. Accordingly, this Standard is not expected to have any impact on amounts recorded in the Company's consolidated financial statements. However, beginning with fiscal year 1997, the Standard will require the Company to disclose additional information in the footnotes to its annual consolidated financial statements, including pro forma net income and earnings per share under the new fair value method.


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

     Under a three-year contract ended September 30, 1994, interim payments were provided on an enrollment basis with a final settlement at the end of the contract period, subject to a defined upper payment limit as determined by HCFA of HHS. Final settlement with DCDHS and HCFA is subject to an audit of CHP's activities. The Company believes final settlement should result in amounts due the Company at April 30, 1995 in excess of $20 million, which is expected to be lower than the actual upper payment limit. Due to the complexity inherent in the contract and the definition of the settlement process as provided for in the contract, the Company has recorded amounts due under the contract of $8.0 million at April 30, 1995 and January 31, 1996, which represents the Company's conservative interpretation of amounts due under the contract. The Company believes that final settlement will occur during early fiscal 1997. In addition, proposed congressional legislation is pending which upon passage would in management's opinion result in a retroactive entitlement of the full recovery of the settlement receivable.

     Effective October 1, 1994, CHP entered into a new contract with DCDHS. CHP receives capitation payments for the inpatient services under the risk portion of the contract. Additionally, CHP receives interim payments with an annual final settlement for the other services under the non-risk portion of the contract. At April 30, 1995 and January 31, 1996, CHP recorded accounts receivable of $1.9 million and $4.8 million, respectively, for the difference between what was due under the contract and what had been received. Final settlement of amounts due under this contract is subject to an audit of the Company's activities by DCDHS. Also, at January 31, 1996, an additional $4.5 million of premiums due January 1, 1996, were outstanding. Payment for this premium was received on February 26, 1996.


(3)  Notes Payable

     (a)  Notes Payable to Bank

     The notes payable to bank consists of the following (in thousands):

                                                   April 30,     January 31,
                                                     1995           1996
                                                     ----           ----
Term note of $15 million collateralized by all
 assets, interest due monthly at 1% above bank
 prime, principal due in quarterly installments
 of $342,000 with final payment due in April
 1998, repaid in December 1995 (note 4).........  $  4,102       $    ---
Revolving promissory note, collateralized by
 all assets, with a maximum credit line of $22
 million, interest due monthly at 1% above
 bank prime, due November 1996, repaid in
 December 1995 (note 4).........................    20,546            ---
                                                  ________       ________

     Total notes payable to bank................    24,648            ---
       Less current maturities..................    (1,368)           ---
                                                  ________       ________
     Notes payable to bank, net of current
      maturities................................  $ 23,280       $    ---
                                                  ========       ========


                          PHP HEALTHCARE CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                 (continued)

       On November 27, 1995, the Company extended the revolving promissory note until November 30, 1996 under similar terms. On December 19, 1995, the Company repaid in full both the term note and the revolving promissory note with the proceeds of the convertible subordinated debt issuance.

     (b)  Notes Payable - Other

     The notes payable - other consists of the following (in thousands):

                                                    April 30,   January 31,
                                                      1995         1996
                                                      ----         ----
Various collateralized term notes of $1,495,000,
 interest from 10.4% to 10.9% with various
 installment payments due October 2000...........  $   393      $ 1,394
Insurance note of $485,000, monthly installments
 of principal and interest, interest at 7.6% due
 April 1996......................................      166          132
Obligations under capital leases, for certain
 equipment and fixtures, monthly installments
 of principal and interest of $27,000, interest
 at 4.1%, due May 1998...........................      935          718
Convertible promissory notes of $500,000,
 interest due annually on April 30 at 7%,
 convertible into common stock at $4.50 per share
 commencing September 1995, due September 1999...      500          500
Promissory notes of $417,000, interest at 7%,
 repaid in August 1995...........................       59          ---
                                                   _______      _______

     Total notes payable - other.................    2,053        2,744
        Less current maturities..................     (879)        (670)
                                                   _______      _______

     Notes payable - other, net of current
      maturities.................................  $ 1,174      $ 2,074
                                                   =======      =======


(4)  Convertible Debt

     On December 18, 1995, the Company completed the sale of $69 million in convertible subordinated debentures due December 15, 2002. The debentures bear interest at a rate of 6.5%, payable on June 15 and December 15, and are convertible into PHP common stock at a conversion price of $27.25 per share.

     The Debentures are redeemable at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture, together with accrued interest, except that no redemption may be made prior to December 17, 1998. Upon a Repurchase Event, each holder of Debentures shall have the right, at the holder's option, to require the Company to repurchase such holder's Debenture at a purchase price equal to 100% of the principal amount thereof, plus accrued interest. The Debentures are unsecured obligations of the Company and are subordinated to all present and future senior indebtedness of the Company.


(5)  Stock Split

     On October 16, 1995, the Board of Directors of the Company declared a two-for-one stock split of its Common Stock payable on November 20, 1995. This was effected in the form of a 100 percent stock dividend of 7,073,351 shares to shareholders of record as of November 1, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods

                          PHP HEALTHCARE CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (continued)

presented by reclassifying from additional paid in capital to common stock the par value of the additional shares arising from the split.
In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, earnings per share amounts, and weighted average shares outstanding, have been restated to give retroactive effect to the two-for-one stock split effected on November 20, 1995.


(6)  Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $50,000 and $1.5 million in excess of insurance coverage. The Company has not recorded any reserves related to these actions at January 31, 1996. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 and $50,000 per incident for government and commercial business, respectively.


(7)  Sale of Minority Interest in Virginia Chartered Health Plan, Inc.

     Effective January 31, 1996, the Company completed the sale of a 30% interest in its wholly owned subsidiary, Virginia Chartered Health Plan, Inc. to University Health Services, Inc. ("UHS"), an affiliate of the Medical College of Virginia, for $3 million in cash. The Company recognized a gain of $2.2 million related to this sale, which is presented separately in the condensed consolidated statements of operations for the three and nine months ended January 31, 1996. Since this was a sale of unissued VaCHP shares, the gain recognized is not taxable; accordingly no corresponding provision for income taxes has been made. Additionally, VaCHP entered into a five year Network Agreement with UHS for the provision of inpatient services. Under the Shareholder Agreement at the termination of the five year Network Agreement, if not renewed or terminated due to breach, UHS may put or VaCHP may call the shares purchased at the then fair market value.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

                                    GENERAL

     In response to the industry shift to manage the disparate components of the health care delivery system, PHP has transitioned to a managed care solutions company. Over the past three years, the Company has altered its focus from a historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems, and recruiting experienced managed care executives. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1995, its commercial business accounted for 50% of PHP's total revenue.

     Revenue in the Commercial Managed Health Care Services division has grown, in part as a result of acquisitions, to $102.2 million or 50% of total revenue in fiscal year 1995 from $1.3 million or 1% of total revenue in fiscal year 1992. Operations in this division consist of the Company's integrated system of care applied in whole or in part to: (i) the Company's project with Blue Cross Blue Shield of New Jersey ("BCBSNJ") to operate ten Integrated Systems of Care ("ISOC") in the State of New Jersey, (ii) health centers which are operated on a contract basis for large employers, and (iii) the Company's wholly-owned HMO in the District of Columbia, D.C. Chartered Health Plan, Inc. ("CHP"), primarily serving the government-assisted Medicaid population in that area. In these operations, the Company undertakes to provide specified health care benefits to the participating populations. The Company is compensated for these services through a combination of capitation fees, management fees, cost reimbursements, incentive fees related to cost savings, and profits from equity participation. In November 1995, the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VaCHP"), commenced operations in Virginia. VaCHP will operate as a Medicaid HMO, similar to CHP. Most recently, the Company has begun to form strategic alliances with hospitals and physicians in selected markets to develop independent ISOC programs that will be marketed to HMO's, insurance companies and large employers.

     Revenue from the Government Managed Health Care Services division has decreased from a peak of $116.4 million in fiscal year 1992 to $101.5 million in fiscal year 1995. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

     The Company's revenue has increased from $118.0 million in fiscal year 1992 to $204.1 million in fiscal year 1995. Gross profit margins decreased to 7% and 6% in 1993 and 1994, respectively, from 14% in fiscal year 1992. In fiscal year 1995, the gross profit margin was 11%. The Company earned net income of $952,000 in 1995 after net losses of $3.8 million and $9.3

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


million in fiscal years 1993 and 1994, respectively. The 1993 and 1994 losses were due to increased business development costs related to commercial business efforts, increased corporate support staff costs, government contract proposal activity costs, increased interest expense resulting from various acquisitions and capital expenditures to meet operational needs, and write-offs of receivables under certain contracts.

     In late January 1996, Connecticut Health Enterprise (CHE), an Integrated System of Care (ISOC) developed by the Company and St. Vincent's Health Services, Inc. of Connecticut, received a $4 million equity investment for a 35% non-voting common interest from S.S. Cooper, an affiliate corporation of the Daughters of Charity National Health System. In addition, S.S. Cooper is providing a $16 million long-term, unsecured line of credit. As a result of the S.S. Cooper's 35% ownership investment in CHE, PHP/CHE, Inc., a wholly owned subsidiary of PHP Healthcare, and Vincentures, Inc., a wholly owned subsidiary of St. Vincent's Health Services Corporation, each hold a 32.5% interest in CHE.

     In early February 1996, St. Mary's Health Care System, Inc. of Athens, Georgia, signed a letter of intent to develop a physician and hospital-based Integrated System of Care in the 12 county area of Northeast Georgia. This regional ISOC, Georgia Health Enterprise (GHE), will be jointly owned by affiliates of the Company and St. Mary's Health Care System. GHE will function similarily to CHE, wherein the Company will manage GHE and provide the infrastructure necessary to create a competitive integrated delivery network, including practice management systems, quality and utilization management systems, network development and management, state-of-the-art information systems, and effective sales and marketing services.

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:


                               Three Months            Nine Months
                               ended January 31,       ended January 31,
                               -----------------       -----------------
                               1995      1996          1995      1996
                               ----      ----          ----      ----
Revenue....................... 100.0%    100.0%        100.0%    100.0%
Direct costs..................  91.4      80.0          89.3      80.5
                               _____     _____         _____     _____
Gross profit..................   8.6      20.0          10.7      19.5
General and administrative
 expenses.....................   7.5      13.3           9.3      14.2
                               _____     _____         _____     _____
Operating income..............   1.1       6.7           1.4       5.3
Other income/(expense)........  (0.4)      3.3          (0.8)      0.7
                               _____     _____         _____     _____
Earnings before income taxes..   0.7      10.0           0.6       6.0
Income tax expense............   0.3       2.1           0.2       1.7
                               _____     _____         _____     _____
Net earnings..................   0.4       7.9           0.4       4.3
                               =====     =====         =====     =====

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


                            RESULTS OF OPERATIONS

             The Three Months Ended January 31, 1995 Compared To
                   The Three Months Ended January 31, 1996

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:


                                         January 31, 1995  January 31, 1996
                                         ----------------  ----------------
                                         Revenue  % of     Revenue  % of
Division                                 (000's)  Total    (000's)  Total
--------                                 -------  -----    -------  -----

Government Managed Health Care Services  $25,208   44.2    $24,403   46.1
Commercial Managed Health Care Services   31,796   55.8     28,483   53.9
                                         _______  _____    _______  _____
Total                                    $57,004  100.0    $52,886  100.0
                                         =======  =====    =======  =====

     The Company's revenue decreased by $4.1 million to $52.9 million for the quarter ended January 31, 1996 compared to $57.0 million for the prior year third quarter. The prior year third quarter Commercial Managed Health Care Services division revenue included $13.3 million of non-recurring construction and pre-operational revenues on the BCBSNJ ISOC project.

     Exclusive of the non-recurring construction and pre-operational revenue earned on the BCBSNJ ISOC project in fiscal year 1995, Commercial Managed Health Care Services division revenue increased by $10.0 million or 54.1%, to $28.5 million for the quarter ended January 31, 1996 compared to $18.5 million for the quarter ended January 31, 1995. The largest increase was due to increased revenue at the Company's Medicaid HMO, CHP, resulting from an expanded enrollment and an increase in the contract premium rate. Commercial Managed Health Care Service division revenue also increased due to increased revenue from operations on the BCBSNJ
ISOC project which became operational in January 1995 and therefore, was operational only one month during the prior year third quarter compared to three months in the current quarter. Additionally, the Company recognized cost savings revenue on the BCBSNJ ISOC project for the first full year of operations, calendar year 1995, during the quarter ended January 31, 1996. Other Commercial Managed Care Service division revenue increases resulted from revenue earned during the current period from the commencement of operations on several ISOC ventures in Connecticut, Georgia, and other markets, and revenues earned from the commencement of operations at the Company's subsidiary, Virginia Chartered Health Plan, Inc., which is a newly formed Medicaid HMO operating in selected markets in the Commonwealth of Virginia.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     Government Managed Health Care Service division revenue decreased slightly by $800,000 to $24.4 million for the quarter ended January 31, 1996, compared to $25.2 million for the quarter ended January 31, 1995. This decrease is primarily related to the completion of five ambulatory care projects and one mental health project. These revenue decreases were partially offset by revenue increases resulting from the commencement of operations on two new long-term care nursing home projects, one ambulatory care project, and one medical staffing project.

     The Company's gross profit more than doubled, increasing by $5.7 million, to $10.6 million for the quarter ended January 31, 1996 compared to $4.9 million for the prior year third quarter. As a percentage of revenue, gross profit increased to 20.0% for the current year third quarter compared to 8.6% for the same period in the prior year. This overall gross profit improvement resulted from an increase in both the Commercial Managed Health Care Service division and the Government Managed Health Care Service division.

     The Commercial Managed Health Care Service division gross profit increase was primarily attributable to: (1) an expanded enrollment and increased contract premium rate at the Company's Medicaid HMO, CHP, and
(2) gross profit earned from operating activity and the cost savings revenue on the BCBSNJ ISOC project which became operational in January 1995.


     Government Managed Health Care Service division gross profit increased due to: (1) an increased contract rate at a long-term care nursing home project and at the Company's total managed care correctional facility project, and (2) increased utilization, improved cost control, and higher award fee revenues at three ambulatory care projects with the Navy. These gross profit increases were partially offset by decreases resulting from the completion of five ambulatory care projects and one mental health project.

     General and administrative expenses increased 64% or $2.7 million, to $7.0 million for the quarter ended January 31, 1996 from $4.3 million for the prior year third quarter. As a percentage of revenue, general and administrative expenses increased to 13.3% for the current year third quarter compared to 7.5% during the prior year third quarter. The increase is primarily a function of the Company's Commercial Managed Health Care initiatives and is due to: (1) additional general and administrative expenses related to the new Virginia Chartered Health Plan, Inc. subsidiary,
(2) increased general and administrative expenses related to CHP and its growing enrollment, (3) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel, and (4) increased travel and consulting expenses related to commercial business development efforts.

     Operating income more than quadrupled, increasing by $2.9 million to $3.5 million for the quarter ended January 31, 1996 from $600,000 for the quarter ended January 31, 1995. Operating margin increased to 6.7% from 1.1%. This increase was primarily due to the expanded gross profit margins, offset in part, by increased general and administrative expenses.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     Interest expense increased by $603,000 from $376,000 for the quarter ended January 31, 1995 to $979,000 for the quarter ended January 31, 1996. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures on December 18, 1995.

     Interest income increased by $376,000 from $106,000 for the quarter ended January 31, 1995 to $482,000 for the quarter ended January 31, 1996. This increase is due to the interest earned on the approximately
$40 million in cash and cash equivalents currently available to the Company resulting from the sale of $69 million in convertible subordinated debentures in December 1995.

     For the quarter ended January 31, 1996 the Company recognized a gain of $2.2 million related to the sale of a 30% interest in a wholly owned subsidiary, Virginia Chartered Health Plan, Inc., for $3 million in cash.

     The effective income tax rates of 21.1% in the third quarter of fiscal 1996 and 36.2% in the third quarter of fiscal 1995 represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in Virginia Chartered
Health Plan, Inc., to University Health Services, is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for the quarter ended January 31, 1996. Exclusive of this gain, the combined effective income tax rate for the quarter would have been 36.8%.

     Net earnings increased by $3.9 million, from $245,000 or $0.02 per share, to $4.2 million or $0.31 per share, for the quarters ended January 31, 1995 and 1996, respectively.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


                           RESULTS OF OPERATIONS

              The Nine Months Ended January 31, 1995 Compared To
                   The Nine Months Ended January 31, 1996

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:


                                         January 31, 1995  January 31, 1996
                                         ----------------  ----------------
                                         Revenue  % of     Revenue  % of
Division                                 (000's) Total     (000's) Total
--------                                 ------- -----     ------- -----
Government Managed Health Care Services $ 77,042  51.8    $ 72,507  49.0
Commercial Managed Health Care Services   71,324  47.9      75,427  51.0
Other Revenue                                456   0.3         ---   ---
                                        ________  ____    ________  ____

Total                                   $148,822 100.0    $147,934 100.0
                                        ======== =====    ======== =====



     The Company's revenue decreased by 0.6% or $900,000 to $147.9 million for the nine months ended January 31, 1996 compared to $148.8 million for the prior year nine month period. The prior year nine month Commercial Managed Health Care Services division revenues included $19.6 million of non-recurring construction and pre-operational revenue on the BCBSNJ ISOC project.

     Exclusive of the non-recurring construction and pre-operational revenue earned on the BCBSNJ ISOC project in fiscal year 1995, Commercial Managed Health Care Services division revenue increased by $23.7 million or 45.8% to $75.4 million for the nine months ending January 31, 1996 compared to $51.7 million for the nine months ended January 31, 1995.
This net increase is the result of several increases and decreases. The largest increase in Commercial Managed Health Care Service division revenue was due to an increase in operational revenue on the BCBSNJ ISOC project which commenced operations in January 1995 and was therefore operating all nine months during fiscal 1996 but only one month during the same nine month period in fiscal 1995. Additionally, the Company recognized cost savings revenue on the BCBSNJ ISOC project for the first full year of operations, calendar year 1995, during the nine months ended January 31, 1996. The second largest increase in Commercial Managed Health Care Service division revenue was provided by the Company's Medicaid HMO and resulted from an expanded enrollment and a new contract at a higher premium rate. Additional revenue increases also resulted from: (1) revenue earned during the current period for ISOC development efforts related to strategic ventures in Connecticut, Georgia, and other markets,
(2) increased utilization at two existing ISOC projects for large employers, (3) increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), a case management and utilization review services company, (4) the commencement of operations at a new ISOC project for a large employer in January 1995,

                           PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)


and (5) revenue resulting from the commencement of operations at the Company's subsidiary, Virginia Chartered Health Plan, Inc., a Medicaid HMO operating in selected markets in the Commonwealth of Virginia.

     In addition to the Commercial Managed Health Care Service division revenue decrease related to the construction and pre-operational phases of the BCBSNJ ISOC project, other revenue decreases resulted from:
(1) the sale of two outpatient surgery centers in September 1994, (2) the non-recurrence of construction and pre-operational revenues earned in the prior year related to an ISOC project for a large employer which became operational in January 1995, and (3) the completion of several small consulting projects, most of which had been serviced by East West Research Corporation, a wholly owned subsidiary of the Company which provided network management and development services and which has since been merged into the core operations of the Company.

     Government Managed Health Care Service division revenue decreased by $4.5 million to $72.5 million for the nine months ended January 31, 1996 compared to $77.0 million for the nine month period ended January 31, 1995. This decrease is primarily related to the completion of seven ambulatory care projects, two mental health projects, and two medical staffing projects. Offsetting these revenue decreases were revenue increases resulting from: (1) the commencement of operations on two new long-term care nursing home projects in June 1995, (2) the commencement of operations on a new ambulatory care project in October 1995, (3) the commencement of operations on a new medical staffing project in January 1995, (4) the expansion of services and a corresponding increase in contract rate on one PRIMUS project, and (5) an expanded inmate population and an increase in the contract rate on a total managed care correctional facilities project.

     The Company's gross profit increased by 81.6% or $12.9 million, to $28.8 million for the nine months ended January 31, 1996 compared with $15.9 million during the prior year period. As a percentage of revenue, gross profit increased to 19.5% for the current nine month period compared to 10.7% during the prior year. This overall gross profit improvement resulted from a significant increase in the Commercial Managed Health
Care Service division as well as an increase in the Government Managed Health Care Service division.

     The Commercial Managed Health Care Service division gross profit increase was primarily attributable to an expanded enrollment and a new contract at a higher premium rate at the Company's Medicaid HMO. A gross profit increase also resulted from the commencement of activity on the operating portion of the BCBSNJ ISOC project in January 1995, and the cost savings revenue recognized during the nine months ended January 31, 1996, for the first full year of operations, calendar year 1995. These Commercial Managed Health Care Service division gross profit increases were tempered by a decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

     The Government Managed Health Care Service division gross profit increase was due to: (1) an expanded inmate population and an increased contract rate on a total managed care correctional facilities project,
(2) increased contract rates on two long-term care nursing home projects,
(3) increased utilization, improved cost control, and higher award fee revenue at three ambulatory care projects with the Navy, (4) an expansion of services and a corresponding increase in the contract rate on one
PRIMUS project, and (5) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project. Government Managed Health Care Service division gross profits decreased due to the completion of certain projects as cited above for causing revenues to decrease, and due to a decrease in utilization and the contract rate at one NAVCARE project which was completed in September 1995.

     General and administrative expenses increased 51.0% or $7.1 million, to $21.0 million for the nine months ended January 31, 1996 from $13.9 million for the same period in the prior year. As a percentage of revenue, general and administrative expenses increased to 14.2% for the current year nine month period compared to 9.3% during the prior year. The increase is primarily a function of the Company's Commercial Managed Health Care initiatives and is due to: (1) increased general and administrative expenses associated with CHP and its growing enrollment, (2) additional general and administrative expenses associated with the new Virginia Chartered Health Plan, Inc. subsidiary, (3) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel and support staff, (4) increased travel and consulting expenses related to commercial business development efforts, and (5) increased facility expenses resulting from the Company's new expanded Corporate headquarters office space.

     Operating income nearly quadrupled, increasing by $5.9 million to $7.9 million for the nine months ended January 31, 1996 from $2.0 million for the nine months ended January 31, 1995. Operating margin increased to 5.3% from 1.4%. This increase was primarily due to the increased gross profit margins, reduced by increased general and administrative expenses.

     Interest expense increased 18.0%, or $316,000, to $2,076,000 for the nine months ended January 31, 1996 from $1,760,000 for the prior year nine months. This increase is primarily a result of the $69.0 million in convertible subordinated debentures sold by the Company on December 18, 1995. Partially offsetting this increase, is a decrease in interest expense resulting from a decrease in the average outstanding long-term debt of the Company resulting from the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

     Interest income increased by $570,000 from $315,000 for the nine months ended January 31, 1995 to $885,000 for the nine months ended January 31, 1996. This increase is due to the interest earned on the approximately $40 million in cash and cash equivalents currently available to the Company resulting from the sale of $69 million in convertible subordinated debentures in December 1995.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

     For the nine months ended January 31, 1996 the Company recognized a gain of $2.2 million related to the sale of a 30% interest in a wholly owned subsidiary, Virginia Chartered Health Plan, Inc., for $3 million in cash.

     The effective income tax rates of 28.5% and 36.1% for the nine months ended January 31, 1996 and 1995, respectively, represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in Virginia Chartered Health Plan, Inc., to University Health Services, Inc., is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for the nine months ended January 31, 1996. Exclusive of this gain, the combined effective income tax rate for the period ended January 31, 1996, would have been 38.0%.

     Net earnings increased by $5.9 million, from $498,000 or $0.04 per share, to $6.4 million or $0.48 per share, for the nine months ended January 31, 1995 and 1996, respectively.


                 LIQUIDITY AND CAPITAL RESOURCES

     Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69 million of convertible subordinated debentures resulting in net proceeds of $65.8 million. The Company used these proceeds to extinguish all outstanding bank debt and will use the remaining amount to fund expansion of its Commercial Managed Care Service division.

     During the nine months ended January 31, 1996 operations used
$2.1 million in cash. This represents a $3.1 million change from the $1.0 million in cash provided by operations in the prior year nine month period. In general, this decrease in cash provided by operations is primarily due to an increase in accounts receivable of $7.8 million, and a decrease in accounts payable of $5.6 million, offset by an increase in net earnings of $5.9 million.

     The Company's number of days revenue in average outstanding receivables was 51 days for the nine months ended January 31, 1996 compared to 38 days for the prior year nine month period. This increase is due to the difference between the payment and revenue processes on the BCBSNJ project, particularly the construction and pre-operational phases that the Company was engaged in during the prior year nine month period, and an increase of $7.4 million in amounts due from the District of Columbia since April 30, 1995, related to the Company's Medicaid HMO, of which $4.5 million of premiums due January 1, 1996, were received on February 26, 1996. The delay in payment of current premiums is due to the current federal budget and the District of Columbia's fiscal difficulties.

                          PHP HEALTHCARE CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION (continued)


     Investing activities provided $600,000 in cash during the nine months ended January 31, 1996 compared to $18.8 million provided during the nine months ended January 31, 1995. The cash provided during the current nine month period is due to the sale of a minority interest in a subsidiary, reduced by the acquisition of property and equipment. During the prior year nine month period the Company generated net cash from investing activities, principally through the sale of its office building in Reston, Virginia and the sale of two of its outpatient surgery centers.

     Financing activities provided $41.9 million in cash during the nine months ended January 31, 1996 compared to $20.6 million used in financing activities during the nine months ended January 31, 1995.
In December 1995 the Company sold $69 million of convertible subordinated debentures resulting in net proceeds of $65.8 million. With these proceeds the Company completely repaid all outstanding bank debt.
During the prior year nine months, the Company's use of cash as a result of financing activities was due to: (1) the repayment in full of non-recourse notes and certain prepayments of term notes as a result of the sale of its office building in Reston, Virginia and, (2) certain repayments of revolving promissory notes and term notes as a result of the sale of two of its outpatient surgery centers.

     The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its borrowing capabilities will be sufficient for known future capital needs of the Company. There may be, however, further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

                          PHP HEALTHCARE CORPORATION


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

     11.0 Statement re: Computation of per share earnings for the three months and nine months ended January 31, 1995 and 1996

     15.0 Letter of Coopers & Lybrand L.L.P. regarding Unaudited Interim Financial Statements

b)  Reports on Form 8-K

     On December 1, 1995, December 22, 1995, and January 11, 1996, the Company filed Forms 8-K relating to its private offering of $69 million in aggregate principal amount of convertible subordinated debentures due 2002.

                          PHP HEALTHCARE CORPORATION

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

                                        PHP HEALTHCARE CORPORATION
                                              (Registrant)




                                        By:  /s/ Anthony M. Picini

                                            ANTHONY M. PICINI
                                            Senior Vice President of
                                            Finance and Chief Financial
                                            Officer



Date:    March 18, 1996

                          PHP HEALTHCARE CORPORATION

                                EXHIBIT INDEX

EXHIBIT    ITEM                                                    PAGE

11.0    Statement re: Computation of per share earnings for        23
        the three months and nine months ended January 31, 1995 and 1996

15.1    Letter of Coopers & Lybrand L.L.P. regarding Unaudited    24
        Interim Financial Statements