Form 10-K
period 1996-04-30
PHP HEALTHCARE CORP
filed 1996-07-29
CIK 803568

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
 ___
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  April 30, 1996
                                      OR
 __
/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ---------------------

                       Commission file number:  0-16235
                                                -------

                          PHP HEALTHCARE CORPORATION
                          --------------------------
            (exact name of registrant as specified in its charter)


Delaware                                                            54-1023168
- ------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

11440 Commerce Park Drive, Reston,  Virginia                             20191
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number,
  including area code:                (703) 758-3600
                                      --------------

Securities registered pursuant   Common Stock, $.01 par value
to Section 12(b) of the Act:     Preferred Stock Purchase Rights
                                 Each registered on the New York Stock Exchange

Securities registered pursuant   Common Stock, $.01 par value
to Section 12(g) of the Act:     Preferred Stock Purchase Rights

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

          As of June 30, 1996 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $248 million. As of June 30, 1996 the number of shares of Common Stock of the Registrant issued and outstanding was 10,966,950.

                                    PART I
                                    ------

Item 1.  Business
         --------

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

Overview

PHP designs, develops and operates patient-oriented Integrated Systems of Care ("ISOCs") which serve the needs of managed care organizations, self-insured employers, health care providers and provider systems, and government agencies. The Company develops and operates each integrated system by: (i) developing and maintaining a network of physicians, hospitals, and other providers; (ii) organizing and managing the individual and group practices of physicians who participate in the network; (iii) operating information systems to coordinate and integrate the services, measure outcomes, and provide financial results of the system; and (iv) entering into contracts with various third party payors, such as health maintenance organizations ("HMOs"), insurers, or employee health benefit plans on behalf of the network. The Company manages 17 ISOCs for its clients and has two more ISOCs under development, owns 26,000 and 9,000-member HMOs primarily serving the Medicaid population in the District of Columbia and the Commonwealth of Virginia, respectively, and manages inpatient and outpatient health care services under 21 active government contracts and subcontracts, providing care in over 70 health care facilities. As of April 30, 1996, the Company contracted with or employed over 3,000 physicians.

Industry

Health care in the United States historically has been delivered through a fragmented system of health care providers on a fee-for-service basis which provides few incentives for the efficient utilization of resources and has contributed to increases in health care costs. Employers, insurance companies and government agencies have increasingly turned to managed care in an attempt to effectively manage the costs of health care. This focus on cost containment and the shift to managed care is forcing hospital and physician providers to seek ways to organize themselves into more efficient health care delivery systems. At the same time, payors and their intermediaries, including HMOs and governmental agencies, are seeking to contract with organized networks that can provide a full array of health care services. To achieve this, many payors and their intermediaries, including HMOs and governmental entities, are increasingly looking to outside companies which offer skilled management and advanced information systems. In addition, these payors and intermediaries often seek to share the risk of providing services through capitation arrangements which provide for fixed payments for patient care over a specified period of time.

Strategy

The Company works closely with its clients to design systems which best suit their needs and those of their constituents. PHP strives to assure that its clients and their constituents receive cost effective, high quality care in a timely fashion from the most appropriate health care provider. The Company develops ISOCs to serve managed care organizations, self-insured employers, health care providers and provider systems, and government agencies. It also serves as a network integrator, using the ISOC model, to assist health care providers in creating and managing integrated health care delivery systems. The Company provides the business and medical management expertise, information systems, and marketing to strategically link health care components into delivery systems with significant competitive advantages. Key components and concepts behind the Company's ISOC strategy include:

Focus on Managed Care. The Company designs physician and hospital networks in a particular local market to meet the needs of HMOs and other managed care payors in specified service areas, identifying and recruiting primary and specialty care physicians and integrating such physicians with hospitals into a network that provides comprehensive medical coverage to enrollees. The Company seeks to benefit from the movement among employers and payors to reduce health care costs and the trend toward prepaid managed health care. The Company believes that its network structure and management techniques enable it to effectively contain costs and negotiate favorable capitation and shared-risk arrangements through implementation of information systems, utilization and quality management systems, referral procedures and risk management programs, and assistance with physician credentialing and contracting with payors.

Create and Develop Fully Integrated Health Care Delivery Networks. The Company designs and develops provider networks and physician practice management capabilities centered around the primary care provider. Each multi-specialty provider network is designed to meet the specific medical needs of a targeted community. The Company believes that these networks can
(i) provide physicians and hospitals with greater access to managed care contracts by facilitating contractual relationships with multiple HMOs, (ii) establish a single point of entry into an integrated heath care delivery network for HMOs and other payors and (iii) offer patients a comprehensive range of medical care in convenient locations through primary and specialty providers conveniently located in target markets.

Utilize Information Systems. The Company's information systems enable physicians, nurses, hospitals, insurance companies, administrators and others involved in patient care to share information on a timely basis without duplication. Information is collected on all aspects of each patient encounter within the ISOC, including measures reflecting clinical outcomes, access, service availability, cost-efficiency, and patient satisfaction. Physicians are directly assisted in the exam room with an automated patient record that is electronically updated with progress notes and other data, such as laboratory results. An outcomes tracking system provides information on patient satisfaction, patient health status and ambulatory care and hospital outcomes. The utilization review/case management system provides critical information regarding the need for referrals and the management of high cost episodes of care. Finally, a data warehouse/repository provides physicians with a longitudinal medical record, containing complete medical records of all patients. It provides administrators with complete clinical and financial records of each encounter of every member of the ISOC, which allows both fixed and ad hoc reporting capabilities for comparing physician performance within the system, as well as "benchmark" comparisons of financial and clinical performance of the ISOC to other health care plans.

Focus on Primary Care Physicians. The Company's strategy is to affiliate (on an exclusive basis where appropriate) with primary care physicians which the Company believes are increasingly the principal determinants of the location of patient care and the amount and degree of ancillary services, including referrals to specialists. The primary care physician represents the initial point of access into a fully integrated health care delivery system in which, in many cases, the primary care physician is capable of providing similar levels of quality of care for significantly less cost than specialist providers. PHP's ISOC models are based on a foundation of primary care physicians and related care-givers who are employed or managed by the Company, and who deliver care at Company-owned or managed primary care facilities and offices. These centers provide laboratory, radiology and pharmacy services in addition to primary care physician and nursing services. Purchasing, billing, payroll and all administrative functions are performed and managed by experienced executive and administrative personnel, freeing physicians and other care-givers to devote their time to patient care.

Design Patient Oriented Programs. PHP's ISOCs are constructed with the recognition that the need and demand for costly health care services are, to a large degree, generated by the decisions and actions of patients. PHP has the ability to manage patient-oriented educational programs. Disease-specific offerings, wellness training, prevention programs, decision assist programs, after hours nurse triage and other components are all integrated into the system. The result is a system of care that empowers patients to become knowledgeable and active participants who, in partnership with their providers, optimize decisions affecting resource utilization, as well as individual health and productivity.

Develop New Markets. The Company's growth strategy is based on actively developing existing and new markets, and making selective acquisitions and joint ventures in such markets. The Company develops existing markets by: (i) capturing additional revenues from existing practices as patients migrate from traditional fee-for-service plans to capitated managed care programs,
(ii) adding new physicians to existing networks and (iii) contracting with payors to expand the number of capitated lives within existing physician practices. In addition, the Company grows by developing new physician and hospital networks in identified markets to serve managed care organizations, self-insured employers, health care providers and provider systems and government agencies through selected acquisitions and joint ventures and by serving as a network integrator.

Development

PHP was founded in 1975. At that time, the Company's primary focus was the provision of health care services to government agencies. The Company's government contracts required the Company to manage health care providers in a variety of delivery sites. These sites include hospitals (both acute care and psychiatric), skilled nursing facilities, staffing services, and, most significantly, primary care settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. Over the past several years, therefore, PHP invested resources to (i) acquire enhanced capabilities in benefit design, network development and medical management, (ii) develop health care information systems capable of supporting integrated health care delivery systems and (iii) employ and retain executives with experience in the commercial managed care environment.

In 1993, PHP acquired EastWest Research Corporation ("EastWest"), a consulting firm specializing in the design, development, and maintenance of provider networks. The EastWest acquisition provided the Company with the capabilities necessary to identify specialists and inpatient facilities to complement PHP's primary care centers and create a total care system within a community. A second key acquisition was the acquisition of Health Cost Consultants, Inc. ("HCC"), a consulting firm engaged in the design and implementation of utilization management systems, case management techniques, and medical protocols that can be applied at point-of-service and from remote locations. This system permits support personnel and primary care physicians to make the necessary decisions for each patient on-site and to coordinate care with specialists and hospitals directly. In addition, over the past two years the Company has actively recruited and hired additional medical personnel with managed care expertise. With the addition of these resources, the Company acquired the means necessary to integrate and manage health care providers in provider networks to address the needs of commercial managed care entities. Further, these resources provided the Company with the capability to demonstrate to such entities that PHP's integrated systems can potentially improve access, enhance quality and reduce cost.

PHP recently established a Company-owned ISOC to provide services to D.C. Chartered beneficiaries in the District of Columbia and announced the formation of a limited liability company with St. Vincent's Health Services Corporation that has established and manages an ISOC in Fairfield County, Connecticut. The Company also incorporated Virginia Chartered Health Plan, Inc. ("Virginia Chartered") in the Commonwealth of Virginia and received a license from the Commonwealth's Bureau of Insurance to operate an HMO in August of 1995. Initial enrollment began in Richmond and the Tidewater area in October 1995, and currently there are 9,000 enrollee members. The Company has modeled Virginia Chartered on its Medicaid HMO in the District of Columbia. Virginia Chartered is supported, pursuant to a management contract, by the corporate services of the Company's Medicaid HMO in the District of Columbia which provides the necessary management functions to develop and manage an ISOC for the health plan. In January 1996 the Company sold a 30% interest in Virginia Chartered to University Health Services, Inc. ("UHS"), a non-stock corporation created by Virginia Commonwealth University.

Operations

Until fiscal 1994, PHP operated almost exclusively as a provider of health care services to federal, state and local government agencies. During the past three fiscal years, however, the Company has invested significant resources to refocus its business from that of a government contractor to that of a full service managed care company. To better serve the needs of the commercial and government health care marketplace, the Company has realigned its operations into two related but distinct divisions: Commercial Managed Health Care Services and Government Managed Health Care Services.

Commercial Managed Health Care Services

D.C. Chartered Health Plan. D.C. Chartered Health Plan, Inc. ("D.C. Chartered") was formed in August 1988 and acquired by PHP in August 1993. D.C. Chartered was a pioneer in the development of managed health care for Medicaid beneficiaries receiving Aid to Families with Dependent Children ("AFDC"). Currently, over 25,000 AFDC recipients and approximately 1,000 commercial employees and their dependents are enrolled in D.C. Chartered. The District of Columbia first started providing managed care for Medicaid beneficiaries in 1988. D.C. Chartered was one of the first to offer managed care to Medicaid beneficiaries in the District. Approximately 44,000 Medicaid beneficiaries are currently enrolled in managed care plans (over 57% of whom are D.C. Chartered members) pursuant to a District mandate which began implementation in the spring of 1994.

Each member enrolled in D.C. Chartered is assigned a primary care physician. D.C. Chartered has over 650 physicians under contract, including 58 primary care physicians (eight of whom exclusively support D.C. Chartered). D.C. Chartered's members receive prescriptions, health education, nutrition counseling, transportation to and from appointments, and, when necessary, referrals to specialists and hospital services. Following D.C. Chartered's acquisition by PHP, the Company installed key elements of its ISOC to support the health plan, including network development, utilization review and quality assurance services. As PHP's ISOC continued to evolve, additional capabilities have been implemented at D.C. Chartered, including the Company's information systems. In March 1995, PHP opened a primary care health center in the District of Columbia. The Chartered Family Health Center ("FHC") is modeled on PHP's ISOC model. D.C. Chartered also contracts with nine D.C. hospitals which are included in the ISOC. The FHC has a full-time staff of board certified family, pediatric, obstetrics/gynecology and internal medicine physicians. D.C. Chartered's staff also includes nurses, radiology and laboratory technicians, pharmacists and medical assistants.

Under a provider agreement with the D.C. Department of Human Services (the "Department"), D.C. Chartered receives a monthly fixed, per capita fee divided between a risk and non-risk portion for services provided to AFDC and AFDC-related Medicaid enrollees. Under the agreement, the capitated fee is allocated to a non-risk portion covering physician, outpatient, and other services and a risk portion covering inpatient hospital services. At the end of each contract period, for the non-risk portion, D.C. Chartered must provide an accounting of its costs and services to enable the Department to determine the final amount due to D.C. Chartered or the Department under the agreement. The non-risk portion of the capitation fee may not exceed the federal fee-for-service upper payment limit for covered Medicaid services. D.C. Chartered assumes full financial risk for inpatient hospital services and assumes all gains or losses from the provision of such services. The agreement requires D.C. Chartered to maintain an escrow account in an amount based on its estimated expenditures, which the Department may use to recover capitation payments and the cost of care for enrollees in the event of a default. The Department reserves the right to terminate the agreement if a default occurs. The agreement is subject to annual renewal.

In April 1996, the United States Congress enacted legislation which provides for a retroactive waiver (covering the period October 1, 1991 - October 1,
1999) of the 75%/25% Medicaid HMO enrollment limitations. Accordingly, CHP's non-risk provider agreements will be retroactively superceded with risk provider agreements. Under a risk provider agreement, CHP will be paid a monthly capitation amount for all medical services provided during the retroactive period and in the future.

D.C. Chartered's business strategy lies in its fundamental commitment to promoting access and emphasizing prevention and health maintenance, as well as treatment. Many elements of D.C. Chartered focus on increasing access to its services by (i) improving knowledge and awareness of benefits, (ii) providing extensive wellness and preventative health care services, and (iii) directly providing transportation to and from health care appointments. Management believes that this commitment enhances D.C. Chartered's ability to control cost, and improves accountability within the system.

Blue Cross Blue Shield of New Jersey. In March 1994, PHP entered into an agreement with Medigroup, Inc., a wholly owned subsidiary of Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ"), to provide ten complete integrated systems of care for beneficiaries throughout the State of New Jersey. Under this contract, PHP designed and built and is currently managing ten family-health-center-based ISOCs throughout New Jersey. As part of the management agreement, PHP recruited physicians and other center staff, developed an integrated referral network of medical and surgical specialists, and designed the utilization, case management and quality assurance systems. All ten ISOCs are currently operational. The BCBSNJ contract is for a term of ten years on a cost-reimbursement-plus-management fee basis. The contract provides for PHP to participate in certain cost savings experienced by BCBSNJ and requires PHP to refund a portion of its management fee if the costs savings do not meet certain targets.

The agreement with BCBSNJ provides BCBSNJ the right to terminate the agreement without cause upon 90 days' notice. If it elects to terminate the agreement on this basis, BCBSNJ is required to pay to PHP a termination fee, payable over a three-year period, in an amount dependent on the remaining term of the agreement. The termination payment would be $45 million if such a termination were effected prior to 1997, and the amount of the termination payment is reduced by $5 million on January 1 of each year thereafter, beginning with January 1, 1997. The agreement also contains provisions permitting termination by BCBSNJ for cause in the event of a material breach by PHP or upon the occurrence of certain other circumstances.

In April 1996, the Company entered into a non-binding letter of intent with BCBSNJ to acquire the ten primary care facilities which PHP designed and built, and is currently managing for BCBSNJ.

Under the letter of intent, PHP would acquire the health centers' assets for up to $33 million in cash. The Company intends that the health centers will serve as the cornerstone of its new generation of integrated systems of care
(ISOC). The ISOC will operate on a non-exclusive basis as a participating provider network of BCBSNJ, HMO Blue and other third party payers. The ISOC is expected to resemble other networks to be managed by PHP as presently contemplated in Connecticut, Georgia and Florida, which are intended to align the Company with local hospital and physician partners. PHP and BCBSNJ/HMO Blue expect to enter into provider agreements giving favorable pricing to the BCBSNJ/HMO Blue managed care products.

Completion of the transaction is subject to, among other things, the completion of due diligence, the execution of definitive agreements and the receipt of all necessary consents and approvals. The letter of intent expired on June 30, 1996, without extension; however, the Company and BCBSNJ continue to negotiate the proposed transaction.

Corporate Health Centers. The Company has introduced key elements of its ISOC to self-insured employers through its contracts to deliver employer-sponsored health care at primary care facilities developed and operated by PHP. The Company's corporate health center contracts generally provide for PHP to design, construct, equip and operate the centers. In late 1992, PHP commenced operations on two contracts at two assembly facilities to provide occupational health care services for Chrysler Corporation employees. In June 1993, the Company opened two family practice centers in the Tampa/Clearwater, Florida service area for GTE Corporation ("GTE"), and one family health venture for Bethlehem Steel Corporation ("Bethlehem") near its Pennsylvania headquarters. The GTE centers provide primary medical care to approximately 25,000 GTE employees, retirees and their families and the Bethlehem facility serves approximately 37,000 Bethlehem employees, retirees and their families. In addition, the Company has developed a network of area medical and surgical specialists to assist the other GTE health care professionals in providing comprehensive health care services to the GTE beneficiaries. In February 1995, PHP commenced operations of a family health center for Northwestern Steel & Wire Company ("Northwestern") providing medical services for approximately 10,000 Northwestern employees, retirees and dependents in Sterling, Illinois. PHP also developed an outside provider network of medical and surgical specialists to complement the primary care services offered in the center. The Company's corporate health center contracts provide for payment based on a cost-reimbursement-plus-fixed-fee, or fixed-rate per labor hour basis and generally contain terms ranging from three to five years. The initial term of the GTE contract expired on December 31, 1995 and is operating on a month-to-month basis while a proposed renewal of the agreement is under discussion.

Connecticut Health Enterprises. In November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity-East"), formed Connecticut Health Enterprises, L.L.C. ("CHE"), a limited liability company for the purpose of developing an ISOC in Fairfield County, Connecticut. The CHE ISOC commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. This system of health care will be marketed to insurers, HMOs, and government agencies, which will contract for a total health care delivery system.

Georgia Health Enterprises. In April 1996, PHP and St. Mary's Health Care System, Inc. of Athens, Georgia, announced the formation of Georgia Health Enterprises, L.L.C. ("GHE"), a limited liability company for the purpose of developing an ISOC in the Athens, Georgia market. The GHE ISOC will function similarly to the CHE venture described above. PHP is currently developing similar ISOC ventures in other states with other strategic partners.

Outpatient Surgery Centers. PHP's initial step beyond the provision of government contract services was the 1992 acquisitions of outpatient surgery centers through a majority-owned subsidiary, Paragon Ambulatory Surgery, Inc. ("Paragon"). From 1992 through early fiscal 1995, Paragon acquired ownership interests in, and was responsible for the management of five surgery centers. During fiscal 1994, the Company determined that involvement in the freestanding ambulatory surgery center market was inconsistent with the Company's long-term commercial managed health care strategy. Accordingly, in April 1994, the Company sold three of the surgery centers for $9.3 million and in October 1994 sold the remaining two centers for $11.75 million.

Government Managed Health Care Services

PHP provides a wide variety of health care services under various contracts with government agencies. Under its government contracts, the Company provides managed care services in five service groups: (i) ambulatory care - outpatient primary care for defined populations; (ii) medical staffing - the recruitment and provision of qualified medical, nursing and mental health specialists and technicians; (iii) mental health - inpatient and outpatient psychiatric services for certain defined populations; (iv) long-term care - the management of skilled and intermediate care nursing facilities; and (v) total managed care - comprehensive health care programs for defined beneficiary populations. The Company's government contracts are generally awarded for a base period of less than one year, have two to four one-year renewals at the option of the government agency and generally may be modified or terminated for the convenience of the government agency at any time during the contract.

Ambulatory Care. PHP provides managed outpatient primary care services for various defined populations. Included in the Company's Ambulatory Care service group are its PRIMUS and NAVCARE programs. PHP is under contract with the U.S. Departments of the Army, Navy and Air Force to provide managed outpatient health care services to military dependents, retired military personnel and their dependents, and in certain circumstances, active military personnel, as part of the Army and Air Force PRIMUS programs and the Navy NAVCARE program. PHP established the first PRIMUS center in 1985 and is a leading provider of these services to the military. Pursuant to these contracts, the Company designs, equips, staffs and manages primary care centers which provide a wide variety of medical and pharmaceutical services to the eligible population. These services include the provision of physicians, nurses, pharmacists and technical and support staff. These services are generally provided in Company-owned and Company-operated facilities consistent with the basic plan of the PRIMUS/NAVCARE program. All of the Company's PRIMUS and NAVCARE centers meet the standards for accreditation established for ambulatory care clinics by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), an independent commission which conducts voluntary accreditation programs. The centers provide various preventive services, including physical examinations, pharmaceutical products, orthopedic and other medical services, including minor surgery, for pediatric and adult populations. The PRIMUS and NAVCARE centers are designed with laboratory and radiology equipment on location and are open 365 days per year with extended hours Monday through Friday. All military beneficiaries entitled to receive care at military treatment facilities are eligible for care at the PRIMUS and NAVCARE centers at no cost to them. These types of contracts are generally awarded on a unit-price and/or fixed fee basis. The units of service upon which payments are based are outpatient visits, with the contractual payment per visit varying depending on the type of service provided. The fixed fee portion is generally a per month amount to cover basic operating costs.

Also included in the Company's Ambulatory Care service group is the TRICARE PRIME program. TRICARE PRIME is a new managed care program involving the U.S. Departments of the Army, Navy and Air Force. The TRICARE PRIME program is a pilot program started in the Tidewater area of Virginia, and is designed to serve the greater than 420,000 eligible military beneficiaries in that area. PHP was awarded this fixed unit-price subcontract effective October
1995; the primary
contractor is Sentara Health Systems. The initial contract period is one year ending in September 1996, with four one year options exercisable at the federal government's discretion. There is a total of nine facilities under the primary contract with Sentara; of those, PHP operates five, one Company-owned, Company-operated and four Government-owned, Company-operated. Under this subcontract, PHP provides managed outpatient health care services to military dependents, retired military personnel and their dependents, and active military personnel. Services are primarily provided on an enrollment basis; however, non-enrollees may use the facilities utilizing allotted "pool visits", if available. The services that PHP provides include, but are not limited to: primary care; coordination of specialty referrals and hospitalization; emergency care; X-ray, laboratory and pharmacy services; and, routine health care exams. The facilities are open 365 days per year, with extended hours Monday through Friday.

A new service offered to enrollees through the TRICARE PRIME program is the Telephone Triage service (TTS), through which nurses provide medical advice 24 hours per day, 365 days per year. The TTS is the "gatekeeper" of this contract, performing demand management and ensuring patients who do not need physician services are provided self-care advice or are provided over the counter medications at the clinic without seeing a physician. In addition to medical advice, the TTS also performs patient scheduling for all TRICARE PRIME clinics.

Medical Staffing. The military has turned to private sector contractors to provide medical staff and management support to its hospitals. Through its national recruiting network and program staffing experience, PHP recruits qualified medical, nursing and mental health specialists and technicians to augment military health care staff on a long-term basis. PHP currently provides staff to render social work services for 30 Army bases located in over nineteen states, and radiology services for Offutt Air Force Base in Nebraska. These types of contracts are generally awarded on a fixed-rate-labor hour basis.

Mental Health. PHP staffs and manages, for the South Carolina Department of Mental Health, the Dowdy Gardner Psychiatric Nursing Care Center for geriatric patients with chronic medical problems. In addition, the Company staffs and manages inpatient and outpatient psychiatric services for the Army at Fitzsimmons Army Medical Center in Colorado and at Fort Hood in Texas. These types of contracts are generally awarded on a fixed-price or unit-price basis. For contracts awarded on a unit-price basis, the payment is based upon inpatient beds per day.

Long-Term Care. In October 1989, PHP began applying its expertise, gained in providing skilled nursing and specialty services to geriatric patients, to the field of long-term care. During fiscal year 1990, the Company began staffing and managing a new 150 bed skilled and intermediate care nursing facility under a contract with the Alabama Department of Veterans Affairs. During fiscal 1991, the Company began staffing and managing a similar 220 bed facility for veterans under a contract with the South Carolina Department of Mental Health. The Company believes it is one of only a few private companies working with state governments to meet the long-term care needs of a rapidly growing population of military veterans. These types of contracts are generally awarded on a unit-price basis. The units upon which payment is based are inpatient beds per day. In August 1994 the Company was selected to manage three skilled and intermediate care nursing facilities for the Alabama Department of Veteran Affairs. This contract award included the facility currently managed by the Company and two other facilities, one with 150 beds, the other with 120 beds. The term of this contract is three years and the price is on a per inpatient bed day basis.

Additionally, in April 1996, PHP was selected by the State Veterans Affairs Commission of Mississippi to manage three 150-bed skilled and intermediate care nursing facilities. Operation of these facilities is anticipated to commence in August and September 1996. The term of this contract is three years and the price is on a per inpatient bed day basis.

Total Managed Care. PHP provides specialized comprehensive managed health care programs for maximum, medium and minimum security facilities. Correctional facilities are complex and unique environments for delivering medical and mental health care services. The Company incorporates into its correctional facilities programs its understanding of how these facilities must be managed and how security and other special issues affect program design and administration. The Company presently provides such a program for the Arkansas Department of Corrections under a unit-price contract. The units upon which payment is based are average number of inmates per month. This contract was re-awarded to the Company in July 1991 for an initial year with five option years; the price for each of the last four option years is negotiated annually. In May 1996 the Company was awarded a similar contract with the Maryland Department of Corrections with an initial term of one year and two one-year options.

Government Contract Backlog

As of April 30, 1995 and 1996, the approximate aggregate amounts of the remaining portions of the then current terms of the Company's government contracts and all related renewal options were $242 million and $411 million, respectively. There can be no assurance that the renewal options under any of the Company's government contracts will be exercised, and the realization of these potential revenues is dependent upon the ordering of the estimated contract quantities and a variety of contract and other contingencies, many of which are beyond the control of the Company. See "Government Contracting Regulation."

Government Contracting Regulation

During the fiscal year ended April 30, 1996, approximately 47% of the Company's revenues were derived from 27 separate contracts and subcontracts with various government agencies to provide health care to various government sponsored populations. The Company received approximately 27% of its total revenues under 20 contracts and subcontracts with agencies of the federal government. The approximate percentages of government contract revenues realized by the Company by type of revenue were as follows: unit-price contracts, 72.9%; fixed-price contracts, 20.2%; cost-reimbursement-plus-fee contracts, 0.6%; and fixed-rate-labor hour contracts, 6.3%. The Company's contracts with government agencies generally provide for payment by the agencies on a monthly or bi-weekly basis and do not involve reimbursement to the Company under the Medicare or Medicaid programs or direct payment to the Company by patients.

The Company's contracts with government agencies are obtained primarily through the competitive bidding process as governed by applicable federal and state statutes and regulations. Contracts are generally awarded for a base period of less than one year and corresponding with the government agency's fiscal year, having two to four one-year renewals at the option of the government agency, and are subject to appropriation of funds annually by the appropriate legislative body. There is, therefore, no assurance that the Company will be able to retain its contracts or, if retained, that all of such contracts will be fully funded.

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

The Company believes that it has complied in all material respects with applicable government requirements. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment of the Company could have a material adverse effect upon the Company's business.

State governments with which the Company contracts have statutory or regulatory provisions relating to government contracting which are generally comparable to the U.S. Government.

Limitations on Reimbursement

A major portion of the Company's revenues are derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1996 , approximately 28%, of the Company's revenues were derived from the Medicaid program, a cooperative state-federal program for medical assistance to the poor. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhancement of operating efficiencies, or that any such enhancement of operating efficiencies would occur. Third party payors may also deny reimbursement if they determine that a treatment was not performed in accordance with the cost-effective treatment methods established by such payors, was experimental or for other reasons. In addition, funding for governmental programs, such as Medicaid, is under increased scrutiny.

Health Care Regulation

The health care industry is subject to extensive federal regulation relating to licensure, conduct of operations and prices for services.

The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state, have been subject to limited judicial and regulatory interpretation, and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company seeks to structure its operations so as to comply with these laws, there can be no assurance that the Company's present or future operations will not be successfully challenged as violating, or determined to have violated, such laws, or that the enforceability of the provisions of agreements governing such operations will not be limited. Any such result could have a material adverse effect on the Company.

The laws in most states also regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. Although the Company seeks to structure its operations so as to comply with these laws in the states in which it does business, there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. The Company's Medicaid HMO is not presently subject to licensure requirements in the District of Columbia. However, legislation has been proposed which would require the licensure of HMOs in the District of Columbia and subject the Company to additional regulatory requirements. The Company is unable to predict what HMO legislation or regulation, if any, will be adopted in the District of Columbia and what effect, if any, such legislation or regulation would have on the Company's business. No assurance can be given that future HMO legislation or regulation in the District of Columbia or in other states will not have a material adverse effect on the Company's business, financial condition or results of operation.

Anti-fraud and abuse amendments codified under the Social Security Act of 1935, as amended (the "Social Security Act"), prohibit certain business practices and relationships that may affect the provision and cost of health care services reimbursable under the Medicare and Medicaid programs. These amendments include anti-kickback provisions prohibiting the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Sanctions for violating the anti-kickback provisions include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. In addition, Section 1877 of the Social Security Act (the "Stark law") restricts physician referrals to certain providers, including hospitals, with which they have a financial arrangement. Sanctions for violation of the Stark law include civil money penalties and exclusion from the Medicare and Medicaid programs. The Stark law and the anti-kickback provisions of the Social Security Act are broadly worded and often vague, and the future interpretation of these provisions and their applicability to the Company's operations cannot be predicted with certainty. Although the Company seeks to arrange its business relationships so as to comply with these laws, there can be no assurance that the Company's present or future operations will not be accused of violating, or be determined to have violated, such provisions. Any such result could have a material adverse effect on the Company.

Health Care Reform

In recent years, an increasing number of legislative proposals have been introduced in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. The Company is unable to predict what health care reform legislation, if any, will be adopted and what effect, if any, such legislation may have on the Company's business. No assurance can be given that future health care and welfare reform legislation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Employees and Independent Contractors

At June 30, 1996, PHP had approximately 3,328 employees, of which approximately 2,150 were full time, including 121 management and administrative personnel at its corporate headquarters.

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

Key Management

The Company's success in its business depends on the skills and efforts of its senior management, some of whom would be difficult to replace. In 1992 the Company entered into employment agreements with Charles H. Robbins, Chairman of the Board and Chief Executive Officer, Jack M. Mazur, President, and Michael D. Starr, Senior Executive Vice President and Treasurer. These contracts were originally for a term of two years, renewable automatically at the end of each year thereafter. The Company is the beneficiary of five key-man life insurance policies on Mr. Robbins and Mr. Mazur in the total amount of $4.28 million.

Item 2.  Properties
         ----------

As of June 30, 1996 the Company leased facilities for the provision of medical services and for its corporate headquarters and other administrative offices at 20 locations in eight states covering an aggregate of approximately 231,000 square feet of space. The leases expire at various dates from fiscal years 1996 to 1999.

In addition to leased facilities, the Company owns seven parcels of real property on which it has constructed facilities to provide contracted services. These facilities are located in six states and cover an aggregate of approximately 67,000 square feet. All properties are subject to mortgages related to the Company's primary credit agreement. See Note 4 of Notes to Consolidated Financial Statements.

All of the clinic facilities are modern and well maintained. The Company considers these facilities to be adequate for carrying out its contract requirements and commercial business.

In May 1993, the Company purchased an office building in Reston, Virginia for approximately $12 million. The building contains approximately 165,000 square feet of rentable commercial office space of which 113,000 square feet was under lease at the time of purchase. The Company relocated its corporate operations to this building. In July 1994, the Company sold the Reston, Virginia building for approximately $14.8 million. In conjunction with the sale, the Company signed a fifteen-year lease for 55,000 square feet of space in the building. The Company completed its relocation to Reston in August 1994 and has sublet the former corporate offices in Alexandria, Virginia.
See Note 9(c) of Notes to the Consolidated Financial Statements.

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

Item 3.  Legal Proceedings
         -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------

The following sets forth certain information as of the date hereof with respect to the Company's executive officers. Pursuant to their employment agreements with the Company as extended by the Board of Directors, Messrs. Robbins, Mazur and Starr will serve in the capacities indicated through April 30, 1997, automatically renewable annually thereafter. Messrs. Picini and Lavoie have been appointed to terms which will expire at the annual meeting of the Board of Directors held immediately after the 1996 Annual Meeting of Shareholders, or until their successors are duly elected and qualified. Pursuant to his employment agreement, John P. Cole will serve as Executive Vice President until September 1996.


                                                            Continuosly
                               Positions or Offices     Served as Executive
Name                             with the Company          Officer Since     Age
- ----                             ----------------          -------------     ---

Charles H. Robbins           Chairman, Chief                    1976          65
                             Executive Officer and a
                             Director

Jack M. Mazur                President and a Director           1976          54

Michael D. Starr             Senior Executive Vice              1981          52
                             President, Treasurer,
                             Chief Executive Officer
                             - Government Managed
                             Care Services and a
                             Director

Anthony M. Picini            Senior Vice President              1990          41
                             and Chief Financial
                             Officer

Julien J. Lavoie             Senior Vice President -            1991          64
                             Information Systems and
                             a Director

John P. Cole                 Executive Vice President           1994          55

William J. Lubin             Executive Vice President           1996          43
                             and Chief Executive
                             Officer - Commercial
                             Managed Care Services

Anthony M. Picini joined the Company in December 1989 as Chief Financial Officer and became Vice President Finance in 1990, and Senior Vice President Finance in 1993. Prior to joining the Company, Mr. Picini was a Senior Manager with the accounting firm of KPMG Peat Marwick LLP, managing auditing and accounting services provided to public and private commercial companies.

John P. Cole is Executive Vice President of the PHP Healthcare with the responsibility of marketing the Company's managed health care products and services. Previously, he was President and Chief Executive Officer of JP Cole & Associates which exclusively marketed PHP products and services. JP Cole & Associates was merged into PHP Healthcare in October 1994. Mr. Cole is a 30-year veteran of the employee benefits field having held senior executive positions with Prudential, AMI, Blue Cross of California, and Lincoln National Corporation. Prior to starting JP Cole & Associates in 1993, Mr. Cole was Senior Vice President at Aetna Health Plans where he had responsibility for both sales and delivery of health care in markets across the United States.

William J. Lubin joined PHP in August 1994 as Senior Vice President for Managed Care. In late 1994 he assumed the position of Chief Operating Officer, Commercial Managed Care. In October 1995, he became Chief Executive Officer of Commercial Managed Care Services. In April 1996, he became Executive Vice President. Prior to joining PHP, Mr. Lubin held management positions with Aetna Health Plans, Travelers Insurance Companies, Lincoln National, and Blue Cross and Blue Shield of Connecticut.

Information concerning Messrs. Robbins, Mazur, Starr and Lavoie under the heading "Election of Directors" in the Company's 1996 Proxy Statement is hereby incorporated by reference as if set forth in full.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters
         --------------------------------------------------------------------

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


            Fiscal Year Ended                High      Low
            -----------------                ----      ---

            April 30, 1997
                 First Quarter
                 (through June 30, 1996)..   36        28 1/4

            April 30, 1996
                 Fourth Quarter...........   32 5/8    23 3/8
                 Third Quarter............   28 1/4    20
                 Second Quarter...........   20        10 5/16
                 First Quarter............   10 7/8    8 5/16

            April 30, 1995
                 Fourth Quarter...........   10 3/16    4 7/8
                 Third Quarter............   6 1/16     4 11/16
                 Second Quarter...........   6 5/16     4 1/2
                 First Quarter............   6 11/16    4 3/8

As of June 30, 1996 there were approximately 950 holders of record of the Company's Common Stock. Based on a review of its nominee account listings, the Company estimates it has approximately 4,700 beneficial owners.

The Company has never paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all earnings to provide funds for the operation and expansion of its business. The Company's bank credit agreement precludes the payment of cash dividends without the bank's approval.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations and balance sheets is derived from the Consolidated Financial Statements of the Company as audited by Coopers & Lybrand L.L.P, independent public accountants, as of and for the years ended April 30, 1995 and 1996, and KPMG Peat Marwick, LLP, independent public accountants as of and for the years ended April 30, 1994, 1993 and 1992, and gives retroactive effect to the two-for-one split of the Common Stock effected in the form of a 100% stock dividend distributed on November 20, 1995, to holders of record on November 1, 1995. The data presented below should be read in conjunction with and is qualified by reference to the Consolidated Financial

Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Items 7 and 8.


                                                          Year Ended April 30,
                                             1992      1993       1994       1995       1996
                                             ----      ----       ----       ----       ----
                                                 (In thousands, except per share amounts)
Statements of Operations Data:
Revenues................................  $117,790   $126,026   $148,683   $204,131    $203,360
Direct Costs............................   100,813    116,840    140,397    182,053     163,582
                                          --------   --------   --------   --------    --------

Gross Profit............................    16,977      9,186      8,286     22,078      39,778
General and administrative
  expenses..............................    10,093     13,201     16,936     19,660      27,173
                                          --------   --------   --------   --------    --------

Operating income (loss).................     6,884     (4,015)    (8,650)     2,418      12,605


Other income (expense):
  Interest expense......................      (283)    (1,071)    (3,288)    (2,209)     (3,363)
  Interest income.......................       409         74        186        422       1,448
  Miscellaneous income (expense)........        25       (325)      (504)     1,015          69
  Gain on sale of subsidiary stock......       ---        ---        ---        ---       2,247
  Minority interest in (earnings) losses
    of subsidiaries.....................        39       (225)      (213)      (159)        212
                                          --------   --------   --------   --------    --------

Earnings (loss) before income taxes.....     7,074     (5,562)   (12,469)     1,487      13,218
Income tax expense (benefit)............     2,807     (1,806)    (3,135)       535       4,100
                                          --------   --------   --------   --------    --------

Net earnings (loss).....................  $  4,267   $ (3,756)  $ (9,334)  $    952    $  9,118
                                          ========   ========   ========   ========    ========

Net earnings (loss) per common share:
  Primary...............................  $    .42   $   (.38)  $  (0.93)  $    .08    $    .68
                                          ========   ========   ========   ========    ========
  Fully diluted.........................  $    .42   $   (.38)  $  (0.92)  $    .08    $    .66
                                          ========   ========   ========   ========    ========

Weighted average number of common
  shares outstanding:
  Primary...............................    10,086      9,996     10,085     11,226      13,429
                                          ========   ========   ========   ========    ========
  Fully diluted.........................    10,086      9,996     10,117     11,910      13,873
                                          ========   ========   ========   ========    ========

Balance Sheet Data:
Working capital.........................  $ 15,677   $ 20,753   $  7,736   $ 15,422    $ 68,562
Total assets............................    55,742     73,821     87,111     71,150     135,355
Short-term debt.........................     2,526      4,283      4,589      2,247         545
Long-term debt..........................     7,414     28,888     39,643     24,454      67,529
Stockholders' equity....................    32,626     25,733     17,296     20,328      30,747

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
- ---------------------
General

In response to the industry shift to manage and integrate the various components of the health care delivery system, PHP has transformed to a managed care solutions company. Over the past three years, the Company has altered its focus from an historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems and recruiting experienced managed care executives. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1995 and 1996, its commercial business accounted for approximately 50% of PHP's total revenues.

Revenues from the Commercial Managed Health Care Services division have grown, in part as a result of acquisitions, to $106.9 million or 52.6% of total revenues in 1996 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated system of care applied in whole or in part to: (i) the Company's project with Blue Cross Blue Shield to operate ten ISOCs in the State of New Jersey, (ii) family health centers which are operated on a contract basis for large employers, and (iii) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population. In these operations, the Company undertakes to provide specified health care benefits to the participating populations. The Company is compensated for these services through a combination of capitation fees, management fees, cost reimbursements, incentive fees related to cost savings and profits from equity participation.

Revenues from the Government Managed Health Care Services division have decreased slightly from a peak of $116.4 million in 1992 to $96.4 million in 1996. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

The Company's revenues have increased from $118.0 million in 1992 to $203.4 million in 1996. Gross profit margins increased to 19% and 11% in 1996 and 1995, respectively, after having decreased to 7% and 6% in 1993 and 1994, respectively. The Company earned net income of $9.1 million and $952,000 in 1996 and 1995, respectively, after net losses of $3.8 million and $9.3 million in 1993 and 1994, respectively. The 1993 and 1994 losses were due to increased business development costs related to commercial business efforts, increased corporate support staff costs, government contract proposal activity costs, increased interest expense resulting from various acquisitions and capital expenditures to meet operational needs, and write-offs of receivables under certain contracts.

The following table sets forth, for the years indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of revenues:


                                                Year Ended April 30,
                                               -----------------------
                                                1996     1995    1994
                                                ----     ----    ----

        Revenues.............................   100.0%  100.0%  100.0%
        Direct costs.........................    80.4    89.2    94.4
                                                -----   -----   -----
        Gross profit.........................    19.6    10.8     5.6
        General and administrative expenses..    13.4     9.6    11.4
                                                -----   -----   -----
        Operating income (loss)..............     6.2     1.2    (5.8)
        Other income (expense)...............     0.3    (0.5)   (2.6)
                                                -----   -----   -----
        Earnings (loss) before income taxes..     6.5     0.7    (8.4)
        Income tax expense (benefit).........     2.0     0.2    (2.1)
                                                -----   -----   -----
        Net earnings (loss)..................     4.5     0.5    (6.3)
                                                =====   =====   =====

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                                           Year Ended April 30,
                                                           -------------------
                                                 1996              1995              1994
                                                 ----              ----              ----
                                          Revenues   % of   Revenues   % of   Revenues   % of
                                           (000's)   Total   (000's)   Total   (000's)   Total
                                          --------   -----  --------   -----  --------  -----
Division
- --------
Government Managed Health Care Services   $ 96,424    47.4  $101,455    49.7  $102,248    68.8
Commercial Managed Health Care Services    106,936    52.6   102,220    50.1    43,204    29.0
Other Revenue                                  ---     ---       456     0.2     3,231     0.2
                                          --------   -----  --------   -----  --------   -----
Total                                     $203,360   100.0  $204,131   100.0  $148,683   100.0
                                          ========   =====  ========   =====  ========   =====


                             Results of Operations

                 Fiscal Year 1996 Compared to Fiscal Year 1995
                 ---------------------------------------------

The Company's revenue decreased by 0.4% or $700,000 to $203.4 million in fiscal year 1996 compared to $204.1 million for the prior fiscal year. This slight decrease is the net result of an increase in the Commercial Managed Health Care Service division and a decrease in the Government Managed Health Care Service division. The fiscal 1995 Commercial Managed Health Care Service division revenues included $30.0 million of non-recurring construction and pre-operational revenue on the BCBSNJ ISOC project.

Exclusive of the non-recurring construction and pre-operational revenue earned on the BCBSNJ ISOC project in fiscal year 1995, Commercial Managed Health Care Service division revenue increased by $34.7 million or 48.1% to $106.9 million in fiscal 1996 compared to $72.2 million in fiscal 1995. This net increase is the result of several increases and decreases. The largest increase in Commercial Managed Health Care Service division revenue was due to an increase in operational revenue on the BCBSNJ ISOC project which commenced operations in January 1995 and was therefore operating throughout fiscal 1996 but only four months during fiscal 1995. The second largest increase in Commercial Managed Health Care Service division revenue was provided by the CHP, the Company's Medicaid HMO in the District of Columbia, and resulted from an expanded enrollment and a new contract at a higher premium rate. Additional revenue increases resulted from: (1) revenue earned during the current period for ISOC development efforts related to strategic ventures in Connecticut, Georgia, and other markets, (2) revenue resulting from the commencement of operations in November 1995 at the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia,
(3) increased utilization at two existing ISOC projects for large employers,
(4) increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), a case management and utilization review services company, and (5) the commencement of operations at a new ISOC project for a large employer in January 1995.

In addition to the Commercial Managed Health Care Service division revenue decrease related to the construction and pre-operational phases of the BCBSNJ ISOC project, other revenue decreases resulted from the sale of two outpatient surgery centers in September 1994, and the non-recurrence of construction and pre-operational revenues earned in the prior year related to an ISOC project for a large employer which became operational in January 1995.

Government Managed Health Care Service division revenue decreased by $5.0 million to $96.4 million in fiscal 1996 compared to $101.4 million in fiscal 1995. This decrease is primarily related to the completion of seven ambulatory care projects, two mental health projects, and four medical staffing projects. Offsetting these revenue decreases were revenue increases resulting from: (1) the commencement of operations on two new long-term care nursing home projects in June 1995, (2) the commencement of operations on a new ambulatory care project in October 1995, (3) the commencement of operations on a new medical staffing project in January 1995, (4) an expanded inmate population and an increase in the contract rate on a total managed care correctional facilities project, (5) an increased contract rate on a long-term care nursing home project, and (6) the expansion of services and a corresponding increase in contract rate on one PRIMUS project.

The Company's gross profit increased by 80.1% or $17.7 million to $39.8 million in fiscal 1996 compared to $22.1 million in fiscal 1995. As a percentage of revenue, gross profit increased to 19.6% in fiscal 1996 compared to 10.8% in the prior fiscal year. This overall gross profit improvement resulted from a significant increase in the Commercial Managed Health Care Service division as well as an increase in the Government Managed Health Care Service division.

The Commercial Managed Health Care Service division gross profit increase was primarily attributable to an expanded enrollment and a new contract at a higher premium rate at the Company's Medicaid HMO in the District of Columbia. A gross profit increase also resulted from the commencement of activity on the operating portion of the BCBSNJ ISOC project in January 1995, and the commencement of operations in December 1995 at the Company's Medicaid HMO in the Commonwealth of Virginia. These Commercial Managed Health Care Service division gross profit increases were tempered by a decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

The Government Managed Health Care Service division gross profit increase was due to (1) an increased contract rate at a long-term care nursing home project, (2) increased utilization, improved cost control, and higher award fee revenue at three ambulatory care projects with the Navy, (3) an expansion of services and a corresponding increase in the contract rate on one PRIMUS project, and (4) an expanded inmate population and an increased contract rate on a total managed care correctional facilities project. Government Managed Health Care Service division gross profits decreased due to the completion of certain projects as cited above for causing revenues to decrease, and due to a decrease in utilization and the contract rate at one NAVCARE project which was completed in September 1995.

General and administrative expenses increased 38.1% or $7.5 million to $27.2 million in fiscal 1996 from $19.7 million in the prior year. As a percentage of revenue, general and administrative expenses increased to 13.4% in fiscal 1996 compared to 9.7% during the prior year. The increase is primarily a function of the Company's Commercial Managed Health Care initiatives and is due to: (1) increased general and administrative expenses associated with CHP and its growing enrollment, (2) additional general and administrative expenses associated with the new VACHP subsidiary, (3) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel and support staff, and (4) increased facility expenses resulting from the Company's new expanded Corporate headquarters office space.

Operating income increased more than fivefold from $2.4 million in fiscal 1995 to $12.6 million for the current year. Operating margin increased to 6.2% from 1.2%. This increase was due to the increased gross profit margins, reduced by increased general and administrative expenses.

Interest expense increased 52.2%, or $1,154,000 to $3,363,000 for fiscal 1996 from $2,209,000 in fiscal 1995. This increase is primarily a result of the interest on the $69 million in convertible subordinated debentures sold by the Company on December 18, 1995. Partially offsetting this increase is a decrease in interest expense resulting from a decrease in the average outstanding long-term debt of the Company resulting from the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

Interest income increased by $1,026,000 from $422,000 in fiscal 1995 to $1,448,000 in the current year. This increase is due to the interest earned on the approximately $40 million in cash and cash equivalents currently available to the Company resulting from the sale of $69 million in convertible subordinated debentures in December 1995.

In fiscal 1996 the Company recognized a gain of $2.2 million related to the sale of a 30% interest in its VACHP subsidiary for $3 million in cash.

The effective income tax rates of 31.0% and 36.0% for fiscal years 1996 and 1995, respectively, represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in VACHP to University Health Services, Inc., is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for fiscal 1996. Exclusive of this gain, the combined effective income tax rate for the year would have been 37.4%.

Net earnings increased by $8.2 million, from $952,000, to $9.1 million, for fiscal years 1995 and 1996, respectively, resulting in primary earnings per share of $.68 in 1996 ($.66 fully diluted), compared with primary and fully diluted earnings per share of $0.08 in 1995.


              Fiscal Year 1995 Compared to Fiscal Year 1994
              ---------------------------------------------

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

The Government Managed Health Care Services division gross profit increased in 1995 for two reasons. First, the Company incurred two large write-offs in fiscal 1994 that were non-recurring. One write-off of $2.1 million related to a PRIMUS contract with the Army. This contract was modified in fiscal 1995 and currently operates at a modest profit. The Company pursued an equitable claim adjustment with the Federal Government for $1.9 million related to this contract. The claim was settled for $300,000 in September 1995. The second write-off of $3.1 million related to two long-term care nursing home contracts. This write-off was prompted by lower than anticipated margins as one of the facilities reached full utilization, an anticipated rate increase at one facility that did not materialize, and actual costs in excess of previous estimates. The Company did not experience similar write-offs in fiscal 1995. The second reason for the gross profit increase in 1995 compared with 1994 is an overall decrease in costs at the Company's PRIMUS/NAVCARE projects. During 1995, the Company experienced improved cost control in part resulting from the reduction of services to more properly match the explicit contract requirements. In addition to the increases discussed above, the Government Managed Health Care Service division gross profits decreased due to the completion of a large Medical Staffing project in July 1994.

General and administrative expenses increased 16% or $2.7 million, to $19.6 million for fiscal 1995 from $16.9 million for fiscal 1994. This increase is predominantly a function of the Company's initiatives in the Commercial Managed Health Care Service division and is due to: (1) twelve months of general and administrative expenses associated with CHP in fiscal 1995, compared with only eight months in fiscal 1994, and (2) increased corporate salary costs related to both the hiring of additional managed health care professionals in conjunction with the Company's commercial market initiatives and the expansion of support service personnel.

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

The Company earned net income of $952,000 in 1995 compared with a net loss of $9.3 million in 1994, resulting in primary and fully diluted earnings per share of $0.08 in 1995, compared with a primary loss per share of $.93 in 1994 ($.92 fully diluted).


                     LIQUIDITY AND CAPITAL RESOURCES

Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million. The Company used these proceeds to extinguish all outstanding bank debt and will use the remaining amount to fund expansion of its Commercial Managed Care Services division.

During the year ended April 30, 1996, operations provided $6.4 million in cash. This represents an increase in cash provided by operations of $10.3 million compared with the $3.9 million used by operations in the prior year. The primary cause of this increase in cash provided by operations was an increase in net earnings from $1.0 million to $9.1 million. This increase in net earnings and the resultant impact on cash provided by operations was lessened by an increase in accounts receivable, particularly a $4.0 million in current premium for April 1996 due from the District of Columbia which was received a few days after year-end on May 3, 1996.

The Company's number of days revenue in average outstanding receivables was 57 days in 1996 and 41 days in 1995. This increase is a result of the current premium and other amounts due from the District of Columbia referred to above, and certain other business ventures the Company is pursuing in its Commercial Managed Health Care Service division.

Investing activities used $400,000 in cash during 1996 compared to $17.8 million provided during 1995. The cash used during 1996 is due to acquisitions of property and equipment reduced by proceeds from the sale of stock in a subsidiary. During the prior year the Company generated net cash from investing activities, principally through the sale of its office building in Reston, Virginia, and the sale of two of its outpatient surgery centers.

Financing activities provided $41.5 million in cash during 1996 compared to $15.1 million used in financing activities during 1995. In December 1995 the Company sold $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million. With these proceeds the Company completely repaid all outstanding bank debt. During the prior year the Company's use of cash as a result of financing activities was due to: (1) the repayment in full of non-recourse notes and certain prepayments of term notes as a result of the sale of its office building in Reston, Virginia and, (2) certain repayments of revolving promissory notes and term notes as a result of the sale of two of its outpatient surgery centers.

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

Impact of Inflation

Inflation is considered in all contract proposals with contract terms in excess of one year. The consideration of inflationary factors is particularly important with respect to unit-price, fixed-rate-labor hour, and fixed-price contracts. Historically, inflation has not had a significant impact on the operations of the Company. While health care costs nationally are increasing, the Company's primary exposure relating to this trend has been related to salaries of health care professionals and costs of pharmaceuticals which the Company estimates and prices into all of its long term contracts. The Company believes that only one of its existing contracts could be significantly impacted by other inflationary health care trends. The Company may however become involved in future contracts where inflation and increasing health care costs may be an important factor.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

                   Index to Consolidated Financial Statements and Schedule
                   -------------------------------------------------------

Consolidated Financial Statements                                      Page
- ---------------------------------                                      ----

Report of Independent Accountants, Years
 ended April 30, 1996 and 1995.......................................  F-1

Independent Auditors Report, Year ended April 30, 1994...............  F-2

Consolidated Balance Sheets, April 30, 1996 and 1995.................  F-3

Consolidated Statements of Operations,
 Years Ended April 30, 1996, 1995 and 1994...........................  F-4

Consolidated Statements of Stockholders' Equity,
 Years Ended April 30, 1996, 1995 and 1994...........................  F-5

Consolidated Statements of Cash Flows,
 Years Ended April 30, 1996, 1995 and 1994...........................  F-6

Notes to Consolidated Financial Statements...........................  F-8

Consolidated Financial Statement Schedule:
- ------------------------------------------

Schedule II - Valuation and Qualifying Accounts,
 Years ended April 30, 1996, 1995 and 1994...........................  F-22

Item 9.  Changes in and Disagreements With Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

On January 9, 1995, the Registrant solicited Statements of Qualifications from several independent accounting firms, including KPMG Peat Marwick LLP, the Registrant's public accountants for the fiscal year ended April 30, 1994, to provide audit services for its consolidated financial statements for the year ended April 30, 1995. On January 11, 1995, KPMG Peat Marwick LLP indicated that it had decided not to stand for re-appointment and, therefore, would not submit a Statement of Qualifications. The decision to solicit proposals to perform audit services was recommended by the Audit Committee and approved by the Board of Directors.

The audit report of KPMG Peat Marwick LLP on the Registrant's consolidated financial statements as of and for the fiscal year ended April 30, 1994 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle except with respect to the Registrant's adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal year ended April 30, 1994. In addition, during fiscal year 1994 and any subsequent interim period during which KPMG Peat Marwick LLP served as the Registrant's independent public accountants, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles, or practices, financial statement disclosure, or auditing scope or procedures which, if not satisfied to KPMG Peat Marwick LLP's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. In connection with its audit of the Registrant's consolidated financial statements for the fiscal year ended April 30, 1994, KPMG Peat Marwick LLP issued a letter relating to internal controls to the Board of Directors that identified what KPMG Peat Marwick LLP considered to be a reportable condition relating to timely financial reporting and the Registrant's accounting decision-making process.

On March 17, 1995, the Registrant engaged Coopers & Lybrand L.L.P. as the Registrant's independent accounting firm to provide audit services for the Registrant's consolidated financial statements.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item for directors is set forth in the Company's 1996 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is set forth in the Company's 1996 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this Item is set forth in the Company's 1996 Proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference as if set forth in full.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is set forth in the Company's 1996 Proxy statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

  (a) The following documents are filed as part of this report:

      1. Consolidated Financial Statements.  The financial statements of the
          ---------------------------------
         Company and the report thereon of Coopers & Lybrand L.L.P. for the years ended April 30, 1996 and 1995, and KPMG Peat Marwick LLP for the statements of operations and cash flows for the year ended April 30, 1994 are filed as a part of this report (see Part II, Item 8).

      2. Consolidated Financial Statement Schedule.  The schedule required to
         -----------------------------------------
         be filed by the Company as part of this report is attached hereto and identified as Schedule II. All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

      3. Exhibits.
         --------

      Exhibit No.    Description
      -----------    -----------

        3.1 Certificate of Incorporation of the Company, including all amendments thereto. (8)

        3.2          Bylaws of the Company, as amended. (6)

        4.1 Rights Agreement between the Company and Riggs National Bank, N.A., as Rights Agent, dated as of April 10, 1992.
                     (7)

        10.2 Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective March 8, 1994. (10)

        10.2A Second Amendment to Amended and Restated Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective April 26, 1995. (12)

        10.3 Form of Indemnification Agreements between PHP Healthcare Corporation and each of Charles H. Robbins, Michael D. Starr, George E. Schafer, M.D., Jack M. Mazur, Stephen I. Frates, Ronald J. Raben, David M. Thomas, Julien J. Lavoie, Paul T. Cuzmanes, George B. Randolph, Charles P. Reilly and Donald J. Ruffing. (3)

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

        10.25 Provider Agreement between the District of Columbia Department of Human Services and D.C. Chartered Health Plan, Inc. dated September 24, 1991. (10)

        10.26 District of Columbia Medicaid Managed Care Program, Provider Agreement dated September 15, 1994 by and between the Department of Human Services and D.C. Chartered Health Plan, Inc. (12)

   *    10.27        Employment Agreement dated September 29, 1994 by and
                     between the Company and John. P. Cole.  (11) [Exhibit 8]

   *    10.28        Employment Agreement dated August 1, 1994 by and between
                     the Company and Charles P. Reilly. (11) [Exhibit 6]

        11           Statement re Computation of Per Share Earnings.

        21           List of Subsidiaries.

        23           Consent of Independent Accountants.

        23A          Consent of Independent Auditors - Year ended April 30,
                     1994.

        27           Financial Data Schedule.
- --------------------------

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

(6) Indicates an exhibit to the Company's 8-K Current Report (File No. 0-16235) reporting an event on November 5, 1991, bearing the exhibit number in brackets, which is incorporated herein by reference.

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

(12) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1995, bearing the same exhibit number, which is incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement required to be filed an exhibit hereto.

     (b)  Reports on Form 8-K.
          -------------------
             1. Item 5 Form 8-K dated July 11, 1996, disclosing earnings for fiscal year 1996.

             2. Item 5 Form 8-K dated April 16, 1996, disclosing letter of intent with Blue Cross Blue Shield of New Jersey.

     (c)  Exhibits.
          --------
             See Item 14(a)3.

     (d) Financial Statement Schedules.
         -----------------------------
           See Item 14(a)2.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PHP HEALTHCARE CORPORATION


Date:    July 29, 1996                   By:  /s/ Charles H. Robbins
     -----------------------                --------------------------------
                                            Charles H. Robbins
                                            Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                     Date
          ---------                    -----                     ----


/s/ Charles H. Robbins          Chairman of the Board and    July 29, 1996
- ----------------------------                                 -------------
Charles H. Robbins              Chief Executive Officer


/s/ Jack M. Mazur               Director and President       July 29, 1996
- ----------------------------                                 -------------
Jack M. Mazur


/s/ Michael D. Starr            Director                     July 29, 1996
- ----------------------------                                 -------------
Michael D. Starr


/s/ George E. Schafer. M.D.     Director                     July 29, 1996
- ----------------------------                                 -------------
George E. Schafer, M.D.


/s/ Paul T. Cuzmanes            Director                     July 29, 1996
- ----------------------------                                 -------------
Paul T. Cuzmanes


/s/ Julien J. Lavoie            Director                     July 29, 1996
- ----------------------------                                 -------------
Julien J. Lavoie


/s/ Donald J. Ruffing           Director                     July 29, 1996
- ----------------------------                                 -------------
Donald J. Ruffing

/s/ Charles P. Reilly          Director                     July 29, 1996
- -------------------------                                   -------------
Charles P. Reilly


/s/ Joseph G. Mathews          Director                     July 29, 1996
- -------------------------                                   -------------
Joseph G. Mathews


/s/ Anthony M. Picini          Senior Vice President,       July 29, 1996
- -------------------------       Finance,                    -------------
Anthony M. Picini               Chief Financial Officer
                                Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
PHP Healthcare Corporation:

We have audited the consolidated financial statements and the financial statement schedule of PHP Healthcare Corporation and subsidiaries as of April 30, 1996 and 1995, and for the years then ended, as listed in the index on page 30 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHP Healthcare Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the years ended April 30, 1996 and 1995, referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                   Coopers & Lybrand L.L.P.

Washington, D.C.
July 10, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
PHP Healthcare Corporation:

We have audited consolidated statements of operations, stockholders' equity, and cash flows of PHP Healthcare Corporation and subsidiaries for the year ended April 30, 1994. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the year ended April 30, 1994 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of PHP Healthcare Corporation and subsidiaries for the year ended April 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal year 1994.



                                KPMG Peat Marwick LLP
Washington, D.C.
September 12, 1994

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            April 30, 1996 and 1995
                       (In thousands, except share data)


ASSETS                                                         1996       1995
                                                               ----       ----
Current assets:
  Cash and cash equivalents..............................  $ 48,647    $ 1,178
  Accounts receivable, net (note 2)......................    46,578     32,559
  Pharmaceutical and medical supplies....................     1,039      1,089
  Receivables from officers (note 10)....................     3,263      2,912
  Income tax receivable (note 6).........................       410        592
  Other current assets...................................     3,638      2,099
                                                           --------    -------
     Total current assets................................   103,575     40,429
Property and equipment, net (note 3).....................    22,685     23,096
Excess of cost over fair value of net assets
 acquired, net of accumulated amortization of
 $810 in 1995 and $960 in 1996 (note 9)..................     2,942      3,092
Deferred income taxes (note 6)...........................       543      1,125
Receivables from officers (note 10)......................     1,072        885
Other assets (note 10)...................................     4,538      2,523
                                                           --------    -------
                                                           $135,355    $71,150
                                                           ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable to banks
   (note 4)..............................................  $    ---    $ 1,368
  Current maturities of notes payable - other (note 4)...       545        879
  Accounts payable.......................................     9,520      6,405
  Claims payable - medical services......................     9,154      6,000
  Accrued salaries and benefits..........................    11,228      8,129
  Deferred income taxes (note 6).........................     4,322      1,507
  Billings in excess of costs............................       244        719
                                                           --------    -------
     Total current liabilities...........................    35,013     25,007
Notes payable to banks, net of current maturities
 (note 4)................................................       ---     23,280
Notes payable - other, net of current maturities
 (note 4)................................................     1,921      1,174
Convertible subordinated debentures (note 5).............    65,608        ---
Deferred gain on sale of building (note 9)...............     1,002      1,085
Other liabilities (note 11)..............................       519        272
                                                           --------    -------
     Total liabilities...................................   104,063     50,818
                                                           --------    -------

Minority interest (note 9)...............................       545          4
                                                           --------    -------
Stockholders' equity (notes 7, 8, 9 and 10):
   Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued..............................       ---        ---
   Common stock, $.01 par value, 25,000,000 shares
    authorized, 14,203,987 shares issued in 1996
    and 14,146,702 shares issued in 1995.................       142        141
   Additional paid-in capital............................    30,529     29,373
   Note receivable from sale of stock (note 7)...........      (900)      (900)
   Retained earnings (deficit)...........................     7,548     (1,570)
   Treasury stock, 3,258,485 common shares in 1996
    and 3,330,020 common shares in 1995, at cost.........    (6,572)    (6,716)
                                                           --------    -------
        Total stockholders' equity.......................    30,747     20,328
Commitments and contingencies (notes 2, 4, 9, 10,
 and 11).................................................  --------    -------
                                                           $135,355    $71,150
                                                           ========    =======

See accompanying notes to consolidated financial states.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Years Ended April 30, 1996, 1995 and 1994
                     (In thousands, except per share data)


                                               1996          1995         1994
                                               ----          ----         ----
Revenues...............................    $203,360      $204,131     $148,683
Direct costs...........................     163,582       182,053      140,397
                                           --------      --------     --------
       Gross profit....................      39,778        22,078        8,286
General and administrative expenses....      27,173        19,660       16,936
                                           --------      --------     --------
       Operating income (loss).........      12,605         2,418       (8,650)
Other income (expense):
    Interest expense...................      (3,363)       (2,209)      (3,288)
    Interest income....................       1,448           422          186
    Miscellaneous income (expense).....          69         1,015         (504)
    Gain on sale of subsidiary stock...       2,247           ---          ---
    Minority interest in (earnings)
     losses of subsidiaries............         212          (159)        (213)
                                           --------      --------     --------
        Earnings (loss) before income
         taxes.........................      13,218         1,487      (12,469)
Income tax expense (benefit)...........       4,100           535       (3,135)
                                           --------      --------     --------
       Net earnings (loss).............    $  9,118      $    952     $ (9,334)
                                           ========      ========     ========

Net earnings (loss) per common share:
    Primary............................    $    .68      $    .08     $   (.93)
                                           ========      ========     ========
    Fully diluted......................    $    .66      $    .08     $   (.92)
                                           ========      ========     ========

Weighted average number of common
 shares outstanding:
    Primary............................      13,429        11,226       10,085
                                           ========      ========     ========
    Fully diluted......................      13,873        11,910       10,117
                                           ========      ========     ========




See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                   Years Ended April 30, 1996, 1995 and 1994
                                 (In thousands)

                                                                    Note
                                     Common Stock   Additional   Receivable    Retained        Treasury Stock           Total
                                    --------------   Paid-In      from Sale    Earnings    ---------------------    Stockholders'
                                    Shares  Amount   Capital       of Stock    (Deficit)   Shares         Amount        Equity
                                    ------  ------   -------       --------    ---------   ------         ------        ------

Balances at April 30, 1993          14,142     141    27,303          ---          6,812    4,226         (8,523)        25,733

  Treasury stock issued in
   acquisition                         ---     ---       420          ---            ---     (236)           477            897
  Net loss                             ---     ---       ---          ---         (9,334)     ---            ---         (9,334)
                                    ------   -----    ------        -----        -------    -----         ------        -------

Balances at April 30, 1994          14,142     141    27,723          ---         (2,522)   3,990         (8,046)        17,296

  Shares issued to directors           ---     ---        60          ---            ---      (26)            52            112
  Exercise of stock options              4     ---        14          ---            ---      ---            ---             14
  Treasury stock issued in
   acquisition                         ---     ---     1,079          ---            ---     (434)           875          1,954
  Sale of treasury stock               ---     ---       497         (900)           ---     (200)           403            ---
  Net earnings                         ---     ---       ---          ---            952      ---            ---            952
                                    ------   -----    ------        -----        -------    -----         ------        -------

Balances at April 30, 1995          14,146   $ 141   $29,373        $(900)       $(1,570)   3,330        $(6,716)       $20,328

  Shares issued to directors            21     ---       136          ---            ---      ---            ---            136
  Exercise of stock options
   including related income
   tax benefits                         37       1     1,020          ---            ---      (72)           144          1,165
  Net earnings                         ---     ---       ---          ---          9,118      ---            ---          9,118
                                    ------   -----    ------       ------        -------    -----        -------        -------

Balances at April 30, 1996          14,204   $ 142   $30,529        $(900)       $ 7,548    3,258        $(6,572)       $30,747
                                    ======   =====   =======       ======        =======    =====        ========       =======

See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Years Ended April 30, 1996, 1995 and 1994
                                 (In thousands)

                                                    1996     1995      1994
                                                    ----     ----      ----
Cash flows from operating activities:
 Net earnings (loss)...........................   $ 9,118    $ 952   $(9,334)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating
  activities:
   Gain on sale of subsidiary stock............    (2,247)     ---       ---
   Minority interest in earnings (losses) of
    subsidiaries...............................      (212)     159       213
   Depreciation and amortization...............     3,944    3,401     4,158
   Increase in deferred income taxes...........     3,955      382        99
   Other items, net............................       (83)    (378)      650
   Changes in operating assets and
      liabilities, net of effects from
      purchase/sale of subsidiaries:
        Increase in accounts receivable, net...   (14,019)  (7,391)   (2,661)
        Decrease (increase) in income tax
         receivable............................       182    2,741    (1,185)
        Decrease (increase) in pharmaceutical
         and medical supplies..................        50      264       (35)
        Decrease (increase) in other current
         assets................................    (1,539)    (499)    1,706
        Increase in other assets...............    (2,015)  (1,081)     (681)
        Increase (decrease) in accounts
         payable...............................     3,115   (1,539)    1,672
        Increase (decrease) in claims payable..     3,154     (388)    1,523
        Increase in accrued salaries and
         benefits..............................     3,199      852     1,815
        Increase (decrease) in billings in
         excess of costs.......................      (475)  (1,465)    1,616
        Increase (decrease) in other
         liabilities...........................       247       63       (25)
                                                   ------  -------   -------
           Net cash provided by (used in)
            operating activities................    6,374   (3,927)     (469)
                                                   ------  -------   -------

Cash flows from investing activities:
 Acquisition of property and equipment..........   (3,383)  (6,217)  (20,769)
 Net proceeds from the sale of property and
  equipment.....................................      ---   14,045       ---
 Deposit on acquisition of subsidiary...........      ---      ---     3,200
 Acquisition of subsidiaries, net of cash
  acquired (note 9).............................      ---     (811)   (3,842)
 Disposition of subsidiaries, net of cash
  conveyed (note 9).............................      ---   10,790     8,992
 Sale of subsidiary stock.......................    3,000      ---       ---
                                                   ------  -------   -------
           Net cash provided by (used in)
           investing activities.................     (383)  17,807   (12,419)
                                                   ------  -------   -------

                                                            (Continued)

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   Years Ended April 30, 1996, 1995 and 1994
                                 (In thousands)

                                                    1996       1995      1994
                                                    ----       ----      ----
Cash flows from financing activities:
 Net proceeds (repayments) under revolving
  promissory notes.............................. $(20,546)  $  6,590   $ 4,939
 Borrowings on notes payable....................    1,918        751    14,102
 Repayments on notes payable....................   (5,607)   (20,845)   (5,699)
 Receivables from officers......................     (538)    (1,561)   (1,587)
 Issuance of treasury stock to
  directors.....................................      136        112       ---
 Proceeds from the exercise of stock options....      507         14       ---
 Distributions paid to limited partners.........      ---       (133)     (485)
 Net proceeds from issuance of
  convertible subordinated debentures...........   65,608        ---       ---
                                                 --------   --------   -------
      Net cash provided by (used in)
       financing activities.....................   41,478    (15,072)   11,270
                                                 --------   --------   -------

       Net increase (decrease) in cash and
        cash equivalents........................   47,469     (1,192)   (1,618)
Cash and cash equivalents, beginning of year....    1,178      2,370     3,988
                                                 --------   --------   -------

Cash and cash equivalents, end of year.......... $ 48,647   $  1,178   $ 2,370
                                                 ========   ========   =======


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest...................................... $  1,876   $  1,922   $ 3,203
  Income taxes..................................       42         22         5

Supplemental disclosure of non-cash investing and
   financing activities (note 9):
     Sale of treasury stock for note receivable       ---   $    900       ---
     Forfeiture of acquisition note and
       corresponding excess cost over
       fair value of assets acquired............      ---   $     50       ---


See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            April 30, 1996 and 1995

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

      (c)  Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (d)  Revenue Recognition
      The Company engages in fixed-price, unit-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts. Revenue on fixed-price contracts and unit-price contracts is recognized using either the percentage-of-completion method or as services are performed based on contracted rates. The percentage-of-completion method measures revenue principally by comparing the cost of services performed to date with the total estimated cost of services required through completion applied to the entire estimated contract value. Revenue on cost-reimbursement-plus-fee contracts is recognized on the basis of direct and indirect costs incurred during the period plus the fee earned. Revenue on fixed-rate-labor hour contracts is recognized as services are performed based on contractual rates.

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

      Revenue on prepaid Medicaid HMO contracts is recognized based on premiums earned, including estimated amounts relating to final settlements upon contract completion, if applicable.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  Patient service revenue is reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered primarily based on contractually determined rates.

  The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues were as follows: 24%, 33%, and 49% for 1996, 1995, and 1994, respectively, from the federal government; 28%, 22% and 15% for 1996, 1995 and 1994, respectively, from the District of Columbia; 10%, 17% and none for 1996, 1995, and 1994, respectively, from Blue Cross/Blue Shield of New Jersey.

  The Company's accounts and contract settlement receivables related to the individual customers noted above are $6.1 million, $19.1 million, and $8.5 million from the federal government, the District of Columbia, and Blue Cross/Blue Shield of New Jersey, respectively, at April 30, 1996.

      (e)  Cash Equivalents
      For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. Cash equivalents consist of money market accounts, certificates of deposit and debt instruments amounting to $46.0 million and $100,000 at April 30, 1996 and 1995, respectively.

      (f)  Property and Equipment
      Property and equipment are stated at cost. Depreciation on buildings, furniture and fixtures, and equipment is computed on a straight-line or accelerated method over estimated useful lives of 3 to 30 years. Leasehold improvements and equipment under capital lease are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets.

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

      (g)  Excess of Cost Over Fair Value of Net Assets Acquired
      The excess of the purchase price over the estimated fair value of tangible and identifiable intangible net assets acquired is capitalized and amortized on a straight-line basis over periods of estimated benefit of 10 to 40 years. Contingent amounts payable related to acquired entities achieving certain profitability goals are recorded as additional excess cost over fair value of assets acquired ($569,000 and zero in 1995 and 1996, respectively) and are amortized on a straight line basis over the remaining amortization period. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

      (h)  Precontract Costs and License Acquisition Costs
      Recoverable costs directly related to contracts incurred prior to commencement of services are capitalized as precontract costs and amortized to contract expense over the estimated period of benefit, generally 1 to 2 years and are included as other current assets. Direct costs associated with obtaining health care regulatory licensure are capitalized and amortized over the estimated period of benefit, not to exceed 5 years, and are included as other assets.

      (i)  Income Taxes
      Effective May 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The cumulative effect of this change in accounting for income taxes on the consolidated financial statements was immaterial. SFAS 109 requires a change from the deferred method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (j)  Health Care Services Expense and Claims Payable
      Medical health care services expense includes claims paid and payable and capitation payments paid to certain providers. Claims payable are estimated based on actuarial evaluations of providers' claims submitted and include provisions for incurred but not reported claims. Health care services expense is included as direct costs.

      (k)  Sales of Subsidiary Stock
      Gains or losses related to the sales of stock by a subsidiary are included in the statements of operations.

      (l)  Additional paid-in Capital
      The Company realizes a tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

      (m)  Treasury Stock
      The Company uses the cost method of accounting for treasury stock. Issuances of treasury stock are relieved from treasury at the then weighted average cost per share. The difference between the issuance value of the shares and the weighted average cost per share is recorded as additional paid-in-capital.

      (n)  Earnings (loss) Per Common Share
      Earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding, which are adjusted for the assumed exercise of stock options, stock warrants, and convertible debt, if dilutive. Common share equivalents, which include dilutive stock options and warrants, are computed using the treasury stock method. The convertible debt is computed using the "if converted" method.

      (o)  Reclassifications
      Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

(2)  Accounts Receivable
     Accounts receivable, net includes the following at April 30 (in thousands):
     Contract receivables:                              1996      1995
                                                        ----      ----
         Billed:
           Contracts in process....................  $10,844   $ 9,027
           Final billings on completed contracts...      ---       260
           Contract claim..........................      ---     1,900
                                                     -------   -------
                                                      10,844    11,187
                                                     -------   -------
         Unbilled:
           Incurred costs and accrued profits......   19,842    11,876
           Retainages..............................      468       485
                                                     -------   -------
                                                      20,310    12,361
                                                     -------   -------
     Contract settlement...........................   14,397     9,916
                                                     -------   -------

              Total contract receivables...........   45,551    33,464
     Patient service receivables...................      276       385
     Other receivables.............................      945       748
                                                     -------   -------
              Total................................   46,772    34,597
  Less allowance for doubtful accounts receivable..     (194)   (2,038)
                                                     -------   -------
              Accounts receivable, net.............  $46,578   $32,559
                                                     =======   =======

  In April 1994, the Company submitted a Request for Equitable Adjustment (REA) under a contract with the Department of the Army for material changes in the nature of the contract requirements from those represented during the contract proposal process. The REA was denied by the Army and the Company has submitted a claim for its increased costs of performance under the contract pursuant to the Contracts Dispute Act of 1978. Billed accounts receivable of $1.9 million as of April 30, 1995, were fully reserved pending further actions by the Board of Contract Appeals. In September 1995, the Company reached a settlement with the Department of the Army in the amount of $300,000. Accordingly, the $1.9 million of billed accounts receivable and the related reserve were removed from the financial statements and the Company recognized $300,000 of revenue in fiscal year 1996.

  Substantially all net receivables are expected to be collected within one year.

  Contract Settlement Receivable
  CHP, a wholly-owned health maintenance organization, earns substantially all of its revenue as a prepaid Medicaid contractor with the D.C. Department of Human Services (DCDHS) providing health care services to Medicaid recipients in the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and Health Care Finance Administration (HCFA) of the Department of Health and Human Services (HHS).

  CHP receives interim payments on an estimated basis with a final settlement occurring at the end of the contract period for the difference between amounts earned and the interim payments. The final settlement process with DCDHS and HCFA is subject to defined upper payment limits and requires an audit of CHP's activities. Due to the unique nature of these contracts, DCDHS has not undergone a final settlement process for this type of contract.

  In April 1996, the U.S. Government enacted a law, the effect of which requires the Company's contracts with DCDHS to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the law, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology.

  The Company believes that the final settlement of these contracts under the method prescribed by the new law may result in payments to the Company materially in excess of the $14.4 million and $9.9 million in receivables recorded at April 30, 1996 and 1995, respectively, which amounts have been consistently estimated based upon the Company's conservative interpretation of amounts due under the methods in effect prior to the enactment of the new law.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

     Because the settlement under the method prescribed by the new law will require further discussions with the District of Columbia, which discussion have not yet been completed, the amount of any such settlement in excess of recorded amounts is not presently determinable.

     Additionally, at April 30, 1996, $4.0 million of billed amounts receivable for interim enrollment payments due April 1, 1996 were outstanding. This amount was received on May 3, 1996.

(3)  Property and Equipment

     Property and equipment consist of the following at April 30 (in thousands):

                                                        1996      1995
                                                        ----      ----

     Land.........................................  $  3,969   $  3,969
     Buildings....................................     9,227      9,202
     Leasehold improvements.......................     7,644      6,612
     Equipment....................................    13,363     12,277
     Furniture and fixtures.......................     4,236      3,914
     Vehicles.....................................       182        125
     Construction in progress.....................       ---          7
                                                    --------   --------
                                                      38,621     36,106

     Less accumulated depreciation and
      amortization................................   (15,936)   (13,010)
                                                    --------   --------
       Property and equipment, net................  $ 22,685   $ 23,096
                                                    ========   ========

     As of April 30, 1996 and 1995, $1,056,000 in furniture and fixtures and related accumulated depreciation of $627,000 and $415,000, respectively, were obligated under capital leases.

     Depreciation and amortization expense for property and equipment totaled $3.7 million, $3.1 million and $3.6 million for the years ended April 30, 1996, 1995 and 1994, respectively.

(4)  Notes Payable

     (a)  Notes Payable to Banks
     The notes payable to banks consist of the following at April 30 (in thousands):

                                                             1996       1995
                                                             ----       ----
Term note of $15 million collateralized by all assets,
 interest due monthly at 1% above bank prime, principal
 due in quarterly installments of $342,000 with final
 payment due in April 1998, repaid in full December
 1995 (note 5)...........................................    $ ---   $ 4,102
Revolving promissory note, collateralized by all
 assets, with a maximum credit line of $22 million in
 1995 and $12.2 million in 1996, interest due monthly
 at 1% above bank prime, due November 1996, repaid in
 full December 1995 (note 5).............................      ---    20,546
                                                             -----   -------

        Total notes payable to banks.....................      ---    24,648
            Less current maturities......................      ---    (1,368)
                                                             -----   -------

        Notes payable to banks, net of current
         maturities......................................    $ ---   $23,280
                                                             =====   =======

     The Company repaid $7 million on its term note during fiscal 1995 with part of the proceeds from the sale of its office building and two ambulatory surgery centers and as a result, the quarterly term note repayments were reduced to $342,000 from $536,000.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

     The revolving promissory note contains a letter of credit facility whereby the bank will issue for the account of the Company, irrevocable stand-by letters of credit in connection with certain contract performance requirements. The amount of outstanding stand-by letters of credit reduces the amount of funds available under the revolving note agreement. Under this agreement, the Company had issued stand-by letters of credit amounting to approximately $1.1 million and $2.2 million at April 30, 1996 and 1995, respectively. The revolving promissory note functions similar to a line of credit with daily advances and repayments. Accordingly, revolving promissory note activity is presented as a net amount in the consolidated statements of cash flows.

     The Company's credit agreement contains certain covenants which, in addition to other restrictions, limit the amount of capital expenditures and additional borrowings. The Company is also precluded from the payment of cash dividends without the bank's approval, and is required to maintain certain financial ratios.

     (b)  Notes Payable - Other
     The notes payable - other consists of the following at April 30 (in thousands):

                                                                                       1996      1995
                                                                                       ----      ----
Various collateralized term notes of $591,000 in 1995,interest  from 6% to 12.7%
 with various payments due August 1997, repaid in full December 1995 (note 5).....    $  ---   $  393
Collateralized term note of $1.4 million, interest at 10.5%, monthly payments of
 principle and interest of $31,000, due October 2000.............................      1,321      ---
Insurance notes of $246,000 in 1995, monthly payments of principal and
 interest, interest from 7.3% to 7.6% due November 1995..........................        ---      166
Obligations under capital leases, for certain equipment and fixtures, monthly
 payments of principal and interest of $27,000, interest at 4.1%, due May 1998...        645      935
Convertible promissory notes of $500,000, interest due annually on April 30 at 7%, convertible into common stock at $4.50 per share commencing September 1995,
 due September 1999 (notes 7(b) and 9(a))........................................        500      500
Promissory notes of $417,000, interest at 7%, monthly payments due August
 1995 (note 9(a))................................................................        ---       59
                                                                                      ------   ------
Total notes payable - other......................................................      2,466    2,053
        Less current maturities..................................................       (545)    (879)
                                                                                      ------   ------

      Notes payable - other, net of current maturities...........................     $1,921   $1,174
                                                                                      ======   ======

     Scheduled maturities of notes payable-other at April 30, 1996 are as follows (in thousands): $545 in 1997, $584 in 1998, $326 in 1999, $832 in 2000,
and $179 in 2001.

     The Company's weighted average interest rate on short-term borrowings outstanding at April 30, 1996 and 1995 was 7.0% and 8.7%, respectively.

(5)  Convertible Subordinated Debentures

     On December 18, 1995, the Company completed the sale of $69 million in convertible subordinated debentures due December 15, 2002. The Company received $65.4 million in net proceeds after commissions and other offering costs. The Company used a portion of the proceeds to repay all existing bank debt and several other notes payable. The debentures bear interest at a rate of 6.5%, payable on June 15 and December 15, and are convertible into PHP common stock at a conversion price of $27.25 per share.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

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

(6)    Income Taxes
       Income tax expense (benefit) consists of the following at April 30 (in thousands):

                                                                      Current       Deferred            Total
                                                                      -------       --------            -----
1996:
    Federal......................................................   $     ---        $  3,400       $   3,400
    State........................................................         ---             700             700
                                                                    ---------        --------       ---------
                                                                    $     ---        $  4,100       $   4,100
                                                                    =========        ========       =========
1995:
    Federal......................................................   $    (270)       $    752       $     482
    State........................................................         (30)             83              53
                                                                    ---------        --------       ---------
                                                                    $    (300)       $    835       $     535
                                                                    =========        ========       =========
1994:
    Federal......................................................   $  (2,911)       $     90       $  (2,821)
    State........................................................        (323)              9            (314)
                                                                    ----------       --------       ----------
                                                                    $  (3,234)       $     99       $  (3,135)
                                                                    ==========       ========       ==========

    Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                                         1996            1995           1994
                                                                         ----            ----           ----
  Computed "expected" tax expense (benefit)......................   $   4,494        $    506       $ (4,239)
  Increase (decrease) in income tax resulting from:
    State income tax expense (benefit), net of federal
      income taxes...............................................         434              69           (496)
    Non-taxable gain on sale of stock in subsidiary..............        (853)            ---            ---
        Non-deductible subsidiary losses (excluded earnings).....         ---            (205)           113
        Amortization of excess cost over fair value of
         assets acquired.........................................          64             196             49
        Non-deductible items related to sale of subsidiary.......         ---           1,489            ---
        Change in the valuation allowance allocated to
         income tax expense......................................         ---          (1,707)         1,515
        Other....................................................         (39)            187            (77)
                                                                    ---------        --------       ---------
                                                                    $   4,100        $    535       $ (3,135)
                                                                    =========        ========       =========

      Effective income tax rate..................................        31.0%          36.0%         (25.1%)
                                                                    =========        ========       =========

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1996 and 1995, are as follows:

                                                                                    1996      1995
                                                                                 --------  --------
  Deferred tax assets:
   Accounts receivable, principally due to differing recognition methods......   $   746    $  560
   Property and equipment, principally due to difference in depreciation......       349       823
   Land and building, due to valuation methods................................       230       793
   Accrued employee benefits..................................................     1,616     1,092
   Accrued contract and sublease losses.......................................       270       295
   State and federal net operating loss and contribution carryforwards........     2,725     1,722
   Alternative minimum tax credit carryforwards...............................       361       400
                                                                                 -------    ------
     Total gross deferred tax assets..........................................     6,297     5,685
   Less valuation allowance...................................................       ---       ---
                                                                                 -------    ------
     Net deferred tax assets..................................................   $ 6,297    $5,685
                                                                                 -------    ------
  Deferred tax liabilities:
   Accounts receivable, principally due to differing recognition methods......   $ 9,334    $5,503
   Property and equipment, principally due to difference in depreciation......        35       414
   Precontract costs..........................................................       688        73
   Deferred lease obligations.................................................        19        77
                                                                                 -------    ------
     Total deferred tax liabilities...........................................   $10,076    $6,067
                                                                                 -------    ------

     Net deferred income tax liability........................................   $ 3,779    $  382
                                                                                 =======    ======

  The valuation allowance for deferred tax assets was zero as of April 30, 1996 and 1995. Completion of fiscal year 1994 income tax returns during fiscal year 1995 resulted in a decrease of $453,000 to the income tax receivable resulting from the inability to carryback certain subsidiary losses. Accordingly, there was a corresponding increase in net deferred tax assets during fiscal year 1995.

  As of April 30, 1996, the Company has federal and state net operating loss carryforwards of approximately $5.0 million, available to offset future federal and state taxable income, expiring principally in fiscal years 2008 and 2009. Certain of these carryforwards have annual dollar limits. In addition, the Company has alternative minimum tax credit carryforwards of approximately $360,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(7)  Capital Stock

  (a)  Stock Split
     On October 16, 1995, the Board of Directors of the Company declared a two-for-one split of its Common Stock payable on November 20, 1995. This was effected in the form of a 100 percent stock dividend of 7,073,351 shares to shareholders on record as of November 1, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, earnings per share amounts, weighted average shares outstanding, as well as stock option, stock warrant and related price information have been restated to give retroactive effect to the two-for-one stock split effected on November 20, 1995.

  (b)  Note Receivable
  On September 29, 1994, the Company sold 200,000 shares of treasury stock at $4.50 per share for a note receivable in the amount of $900,000 to a financial advisory services firm in which the managing director is also a director of the Company. The note receivable is collateralized by a pledge and escrow of 300,000 shares of the Company's common stock and by convertible notes payable of $500,000 by the Company to the same parties.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  (c)  Additional Paid-In-Capital and Treasury Stock
  In August 1993, the Company issued 236,048 shares of treasury stock in exchange for 100% of the common stock of D.C. Chartered Health Plan, Inc. Additionally, the acquisition terms provided for a guarantee of the future market price of 132,370 shares of the stock at $4.375 per share on August 31, 1995. The Company recognized additional paid-in-capital of $173,736, equal to the difference between the market price on the date of acquisition and the guaranteed future market price for those shares.

  In September 1994, the Company issued 380,000 shares of treasury stock in exchange for the minority interests in Paragon and issued 54,286 shares of treasury stock in exchange for 100% of the common stock of J.P. Cole & Associates. The J.P. Cole & Associates acquisition terms provided for future consideration of an additional 88,572 shares of the Company's treasury stock, which are held in escrow (note 10(d)).

  (d)  Stock Rights
  On April 10, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the Rights) for each share of common stock outstanding at April 20, 1992 or issued thereafter. The Board of Directors also designated and reserved 50,000 shares of preferred stock as "Series A Junior Preferred Stock". Each Right when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $42.50, subject to adjustment. The Rights will become exercisable after public announcement that, without consent of a majority of disinterested members of the Board of Directors, a third party has acquired or obtained beneficial ownership of 15% or more of the outstanding Common Shares or 10 business days after commencement or public announcement of an offer of such an event. The Rights, which do not have voting rights, expire in April 2002, and may be redeemed in whole by the Company at $.01 per Right at any time prior to their expiration or the acquisition by a third party of 15% or more of the Company's Common Stock. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. At April 30, 1995, and 1996, 10,905,254 and 10,945,502 rights are outstanding, respectively.

  (e)  Directors' Retainer Plan
  Commencing on May 1, 1993, and thereafter for any fiscal quarter, each Director of the Company may elect to have the full amount of his retainer paid in the form of common shares of the Company under this plan. The number of shares issued is calculated based on the then current market value of the stock. The Board of Directors of the Company has authorized 100,000 common shares for
issuance under this plan.    In April 1996 and October 1994, the Company issued
20,449 shares and 25,778 shares, respectively, to the Board of Directors, pursuant to the Directors' Plan.

(8)  Stock Options and Warrants

  In November 1986, the Board of Directors adopted and the shareholders approved the Company's 1986 Stock Option Plan. Effective May 1, 1991, the Board of Directors adopted, and effective September 30, 1991 the shareholders approved, the Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan (the
Plan).

   The Plan provided for the granting of options to purchase a maximum of 1,500,000 shares of the Company's stock to eligible employees and officers of the Company. In November 1994, the shareholders approved an increase in the maximum to 3,500,000 shares. The Plan provides for the granting of options which qualify as incentive stock options as well as non-qualified stock options. All incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, and non-qualified stock options must have an exercise price of not less than 60% of the fair market value of the common stock on the date of grant. All options granted prior to April 30, 1991, under the Plan, may be exercised no earlier than two years from the date of grant. All options granted since April 30, 1991, are exercisable ratably on an annual basis over two to five years from the date of grant. Options are canceled 90 days after termination of employment if not exercised.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  The following is a summary of activity of the stock option plan in 1994, 1995 and 1996:

                                               Shares       Price       Amount
                                             ---------  -----------  -----------
  Options outstanding at April 30, 1993....  1,474,900   1.95-11.25   12,964,149
     Options granted in 1994...............     34,000         3.00      102,000
     Options exercised in 1994.............        ---          ---          ---
     Options canceled in 1994..............     14,100   6.50-11.25      129,175
                                             ---------  -----------  -----------
  Options outstanding at April 30, 1994....  1,494,800   1.95-11.25   12,936,986
     Options granted in 1995...............  2,697,200    3.04-5.94   11,784,408
     Options exercised in 1995.............      5,000        2.875       14,375
     Options canceled in 1995..............  1,342,700   3.04-11.25   12,263,377
                                             ---------  -----------  -----------
  Options outstanding at April 30, 1995....  2,844,300   1.95-11.25   12,443,642
     Options granted in 1996...............    265,000   9.25-27.25    3,932,625
     Options exercised in 1996.............    108,371   1.95-11.25      506,196
     Options canceled in 1996..............     15,379   3.04-11.25       83,757
                                             ---------  -----------  -----------
  Options outstanding at April 30, 1996....  2,985,550  $3.00-27.25  $15,786,314
                                             =========  ===========  ===========

  Options exercisable at April 30, 1996....    917,784
                                             =========

  On June 10, 1994, the Stock Option Committee of the Board of Directors adopted a resolution whereby each holder of outstanding stock options under the Plan is allowed to surrender outstanding stock options on or before September 15, 1994, in return for an equal number of options with an exercise price equal to 60% of the fair market value of the Company's common stock on June 10, 1994. The new options vest ratably in one-third increments over three years and expire in ten years. A total of 1,315,700 options were surrendered and canceled with a corresponding issuance of new options with a grant price of $3.04 under the provisions of this resolution.

  The Company has also granted options outside of the Plan. The following is a summary of stock option activity outside of the Plan in 1994, 1995 and 1996:

                                           Shares     Price       Amount
                                           -------  ----------  ----------
  Options outstanding at April 30, 1993..   85,000   3.80-5.50     426,750
     Options granted in 1994.............      ---         ---         ---
     Options exercised in 1994...........      ---         ---         ---
     Options canceled in 1994............      ---         ---         ---
                                           -------  ----------  ----------
  Options outstanding at April 30, 1994..   85,000   3.80-5.50     426,750
     Options granted in 1995.............  324,286        4.50   1,459,287
     Options exercised in 1995...........      ---         ---         ---
     Options canceled in 1995............      ---         ---         ---
                                           -------  ----------  ----------
  Options outstanding at April 30, 1995..  409,286   3.80-5.50   1,886,037
     Options granted in 1996.............      ---         ---         ---
     Options exercised in 1996...........      ---         ---         ---
     Options canceled in 1996............      ---         ---         ---
                                           -------  ----------  ----------
  Options outstanding at April 30, 1996..  409,286  $3.80-5.50  $1,886,037
                                           =======  ==========  ==========

 Options exercisable at April 30, 1996...  382,144
                                           =======

          To the extent any options are granted at an exercise price less than the fair market value at the date of the grant, the Company records compensation expense equal to the difference in such prices ratably over the applicable vesting period. The Company recorded compensation expense of $1,015,000, $1,065,000 and $207,000 in 1996, 1995, and 1994, respectively, in the consolidated statement of operations relating to options.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    In conjunction with the acquisition of EastWest Research Corporation on November 1, 1992, the Company issued 20,000 stock warrants at $5.75 per share, 20,000 stock warrants at $7.50 per share, and 20,000 stock warrants at $12.00 per share. In December 1994, 25% of these warrants were canceled. The 45,000 remaining warrants are exercisable in varying percentages after two years and expire seven years from the date of issuance. The value assigned to these warrants was immaterial. The number of these stock warrants which are exercisable at April 30, 1996 is 22,500.

(9) Acquisition, Development, and Sale of Subsidiaries
    (a)  Acquisition of Remaining Interests in Paragon
    Effective September 29, 1994, the Company acquired the remaining 49% ownership interest in Paragon for $125,000 in cash, notes payable of $917,000 and 380,000 shares of the Company's treasury stock. After one year, $500,000 of the notes payable are convertible into Company stock at a conversion price of $4.50 per share. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired share of tangible and identifiable intangible assets and liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired share of net assets approximated $1.9 million. Subsequent to the acquisition, Paragon was merged into the Company. The results of operations for Paragon have been included in the consolidated statements from November 5, 1991, when the Company first purchased the majority interest. If the purchase of the remaining ownership interest had occurred on May 1, 1994 or 1993, the effect on the Company's results of operations would have been immaterial.

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

    (d) Acquisition of Health Maintenance Organization
    On August 31, 1993, the Company exchanged 236,048 shares of common stock valued at $722,897 for 100% of the common stock of D.C. Chartered Health Plan, Inc. (CHP). Additionally, the Company provided a guarantee of the future price of a portion of those shares issued valued at $173,736, as described in note 7(c). This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their respective fair values. The excess cost over the estimated fair value of the acquired net assets of approximately $1.9 million is being amortized on a straight line basis over 40 years. The results of operations for CHP are included in the consolidated statements from August 31,

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

1993. If the purchase had occurred on May 1, 1992 or 1993, the effect on the Company's results of operations and net loss per common share would have been immaterial. Unaudited pro forma consolidated revenues of the Company would have been approximately $160.5 million for the year ended April 30, 1994.

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

  (f) Sale of Partial Interest in Health Maintenance Organization
  On January 31, 1996, Virginia Chartered Health Plan, Inc. ("VACHP"), a wholly owned subsidiary of the Company, sold a 30% interest to University Health Services, Inc. ("UHS"), an affiliate of the Medical College of Virginia, for $3.0 million in cash. The Company recognized a gain of $2.2 million related to this sale, which is presented separately in the consolidated statement of operations for the year ended April 30, 1996. Since this was a sale of previously unissued VACHP shares the resulting gain is not taxable and accordingly, no corresponding provision for income taxes has been recognized.
In conjunction with the sale of stock, VACHP entered into a five-year Network Agreement with UHS for inpatient services. The sale of stock agreement provides that at the termination of the five-year Network Agreement, if not renewed or terminated due to breach, UHS may put or VACHP may call the shares purchased at the then fair market value.

  (g) Supplemental Disclosure of Noncash Investing and Financing Activities

                                                             1995      1994
                                                           --------  --------
 Acquisition of subsidiaries
  Fair value of assets acquired..........................  $ 1,343   $ 7,597
  Excess of cost over fair value of assets acquired......    2,439     4,900
  Liabilities assumed including seller financed
    long-term debt.......................................      ---    (6,725)
  Notes payable issued...................................   (1,017)      ---
  Value of stock and guarantee issued....................   (1,954)     (897)
                                                           -------   -------
  Cash paid..............................................      811     4,875
  Less cash acquired.....................................      ---    (1,033)
                                                           -------   -------
  Acquisition of subsidiaries, net of cash acquired......  $   811   $ 3,842
                                                           =======   =======

Disposition of subsidiaries
  Fair value of assets sold..............................  $ 5,964   $ 9,886
  Write-off of excess of cost over fair value of assets..   11,130     4,114
  Liabilities assumed by purchaser.......................   (5,721)   (4,670)
                                                           -------   -------
  Cash received..........................................   11,373     9,330
  Less cash conveyed.....................................     (583)     (338)
                                                           -------   -------
  Disposition of subsidiaries, net of cash...............  $10,790   $ 8,992
                                                           =======   =======

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

(10)  Related-Party Transactions

  (a) Legal and Financial Advisory Services
  During 1996, 1995, and 1994, legal services were provided by law firms in which one director of the Company is a partner. During the years ended April 30, 1996, 1995, and 1994 total billings approximated $300,000, $257,000, and
$315,000, respectively, all of which was expensed in the consolidated statements of operations. At April 30, 1996, 1995, and 1994 amounts due the law firms approximated $19,000, $142,000, and $200,000, respectively.

  In 1996, 1995, and 1994, financial advisory services were provided the Company by a firm in which the managing general partner was also a director of the Company and the two partners in the firm are also employees of the Company. During 1996, 1995 and 1994, total billings approximated $200,000, $86,000, and $10,000, respectively. At April 30, 1996, 1995, and 1994, no amounts were due the firm.

  (b) Senior Executive Loan Program
  On November 5, 1992, the Board of Directors approved a Senior Executive Loan Program (the Program). Loans made pursuant to this Program may not exceed three and one-half times the executive's annual salary. The loans are to be repaid in one year and bear interest at two percent above the Company's short-term borrowing rate. The loans are collateralized by Company stock owned by the senior executive or a second position in stock previously pledged provided there remains sufficient equity in the stock. As of April 30, 1996 and 1995, a total of $3.3 and $2.9 million, respectively, was outstanding (including accrued interest) to two directors/officers under the Program. The current outstanding amounts are due March 1997.

  (c) Other Notes and Advances
  The Company has advanced amounts to an officer of a subsidiary of the Company in the form of promissory notes due from April 1998 to July 2000. The notes bear interest at 8.5%. The notes are collateralized by the officer's stock in the Company. As of April 30, 1996 and 1995, the amounts outstanding were $807,000 and $357,000, respectively.

  In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1994, $650,000 of these amounts were reserved, representing the excess of the advances over the accumulated cash surrender value. During 1995, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced; accordingly, the previously recorded reserve was eliminated. The establishment of the reserve and subsequent elimination are included as miscellaneous expense and income. The promissory notes total $1,072,000 and $885,000 at April 30, 1996 and 1995, respectively.

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

  Effective September 30, 1994, the Company purchased the affiliate for $100,000 in cash, 142,858 shares of the Company's common stock, and options to purchase 142,858 shares of the Company's common stock at $4.50 per share. Under the terms of the purchase agreement, 88,572 shares of the 142,858 shares of the common stock issued are held in escrow subject to forfeiture absent the achievement of certain performance conditions. Additionally, options to purchase 54,286 shares of common stock are immediately exercisable and options to purchase 88,572 shares of common stock are exercisable subject to achievement of certain performance conditions.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

(11) Commitments and Contingencies

  (a) Leases as Lessee
  The Company has several noncancelable operating leases, principally for office space and equipment, that expire on various dates over the next fifteen years. The office leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expense for operating leases for the years ended April 30, 1996, 1995 and 1994 was approximately $4.9 million, $4.3 million, and $3.1 million, respectively.

  Future minimum rental payments under noncancelable operating leases at April 30, 1996, are as follows: $5.6 million in 1997, $4.2 million in 1998, $2.8 million in 1999, $2.5 million in 2000, $2.0 million in 2001, and $14.2 million thereafter.

  At April 30, 1996 and 1995, deferred lease obligations of $458,000 and $272,000, respectively, presented as other long-term liabilities in the financial statements, represent the excess of rent expense, recorded on a straight-line basis, over the cash payments required under certain leases.

  (b) Leases as Lessor
  The Company leased office space in the building which it owned to third parties (see note 9(c)). These leases expire on various dates over the next nine years and provide for increased real estate taxes and building operating costs through annual adjustments. For the years ended April 30, 1995 and 1994, total rental income from operating leases of $450,000 and $2.2 million, respectively, are included as revenues. Additionally, income from lease terminations of $1.0 million is included as revenue for the year ended April 30, 1994.

  The Company also sublets office space at other facilities. These leases expire on various dates over the next five years and provide for increased real estate taxes and building operating costs through annual adjustments.

  In fiscal year 1995, the Company removed a $540,000 valuation allowance related to a tenant note receivable because its collectibility was no longer considered uncertain. Payments on this note commenced in August 1995 for a period of two years.

  In July 1994, the Company entered into a sublease agreement as lessor for approximately 15,700 square feet of office space in Alexandria, Virginia. The resultant net loss for amounts owing on the original lease for this space of approximately $750,000 is included as miscellaneous expense in fiscal year 1995.

  (c) Commitments and Contingencies - Other
  The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between zero and approximately $1.5 million in excess of insurance coverage. The Company has not recorded any reserves related to these actions at April 30, 1996. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on government service division projects and $50,000 per incident on commercial service division projects.

(12) Employee Benefit and Health Plans

  (a) Employee Benefit Plan
  The Company has a qualified defined contribution savings plan covering substantially all full-time employees as allowed under Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company, which vests over two years, based on participants' contribution. Participants may elect to defer up to 12% of their annual compensation by contributing to the plan. Total expenses related to this plan for the years ended April 30, 1996, 1995 and 1994 were $327,000, $187,000, and $235,000, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

  A second qualified defined contribution savings plan was adopted in November 1993 for all employees of one of the Company's subsidiaries. Subsequent to the merger of this subsidiary into the Company in September 1994, the plan was terminated. No contribution from the Company was required and participants were allowed to defer up to 17% of their annual compensation by contributing to the plan.

  (b) Employee Welfare Plan
  The Company has a contributory employee welfare benefit plan covering substantially all employees which provides health and medical benefits to the plan participants. Participation is at the discretion of the employee. Claims in excess of $100,000 per person per year are underwritten by an insurance company. Total cost of the plan for the years ended April 30, 1996, 1995, and 1994 was $1.9 million, $2.4 million, and $2.6 million, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1995, and 1994

                                                  Additions            Deductions
                                                  ---------            ----------
                              Balance at   Charged to     Charged                     Balance
                              Beginning    Costs and     to Other      Receivable      at End
                               of Year      Expenses     Accounts     Charge-offs     of Year
                              ----------  ------------  -----------  --------------  ----------
Year Ended April 30, 1996
- -------------------------

Allowance for doubtful
  accounts (deducted from
  accounts receivable)        $  138,495  $    55,530    $   ---      $      ---     $  194,025
Claim allowance                1,900,000          ---        ---       1,900,000(d)         ---
                              ----------  -----------   --------     -----------     ----------
                              $2,038,495  $    55,530    $   ---      $1,900,000     $  194,025
                              ==========  ===========   ========     ===========     ==========

Year Ended April 30, 1995
- -------------------------

Allowance for doubtful
  accounts (deducted from
  accounts receivable)        $  186,170  $    38,132    $   ---      $   85,807(a)  $  138,495
Claim allowance                1,900,000          ---        ---             ---      1,900,000
Note receivable allowance        536,879     (536,879)       ---             ---            ---
Allowance for receivables
  from officers                  650,000     (650,000)       ---             ---            ---
Deferred tax asset
  valuation allowance          2,160,000   (2,160,000)       ---             ---            ---
                              ----------  -----------   --------     -----------     ----------
                              $5,433,049  $(3,308,747)   $   ---      $   85,807     $2,038,495
                              ==========  ===========   ========     ===========     ==========

Year Ended April 30, 1994
- -------------------------

Allowance for doubtful
  accounts (deducted from
  accounts receivable)        $  294,609  $    23,574    $57,419(b)   $  189,432(c)  $  186,170
Claim allowance                      ---    1,900,000        ---             ---      1,900,000
Note receivable allowance            ---      536,879        ---             ---        536,879
Allowance for receivables
  from officers                      ---      650,000        ---             ---        650,000
Deferred tax asset
  valuation allowance            285,000    1,875,000        ---             ---      2,160,000
                              ----------  -----------   --------     -----------     ----------
                              $  579,609  $ 4,985,453    $57,419      $  189,432     $5,433,049
                              ==========  ===========   ========     ===========     ==========

(a) Represents allowance for doubtful accounts receivable for two ambulatory surgery centers sold during fiscal year 1995.
(b) Represents allowance for doubtful accounts receivable for a subsidiary acquired during fiscal year 1994.
(c) $84,037 represents allowance for three ambulatory surgery centers sold during fiscal year 1993, and $105,395 represents charge-off of uncollectible receivables.
(d) Claim was settled in September 1995 for $300,000 and the allowance and related receivable were charged off.

                                 EXHIBIT INDEX


      No.      Item
     -----     ----

     11        Statement re: Computation of Per Share Earnings

     21        List of Subsidiaries

     23        Consent of Independent Accountants - Years ended April 30,
               1996 and 1995

     23A       Consent of Independent Auditors - Year ended April 30, 1994

     27        Financial Data Schedule