Form 10-K/A
period 1996-04-30
PHP HEALTHCARE CORP
filed 1996-08-28
CIK 803568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

 --
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  April 30, 1996
                          ---------------
                                      OR
 --
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    --------------------


                       Commission file number:  0-16235
                                                -------

                          PHP HEALTHCARE CORPORATION
                          --------------------------
            (exact name of registrant as specified in its charter)


Delaware                                  54-1023168
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

11440 Commerce Park Drive, Reston, Virgina                  20191
- ------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code:     (703) 758-3600
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

     The following sets forth certain information as of the date hereof with respect to the Company's directors. The Board of Directors is classified into three classes whose terms are staggered to expire in different years. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The terms of three of the present directors expire at the 1996 annual meeting. The other six directors will continue in office for the remainder of their terms as indicated below.

                                                                 Term as
                              Positions or      Served as        Director
                                Offices          Director       Expires at
                                with the       Continuously     the Annual
           Name                 Company           Since         Meeting in   Age
           ----               ------------     ------------     ----------   ---


Charles H. Robbins           Chairman of           1976            1998       65
                             the Board and
                             Chief
                             Executive
                             Officer

Jack M. Mazur                President             1976            1998       54

Michael D. Starr             Senior                1985            1998       52
                             Executive Vice
                             President and
                             Treasurer

George E. Schafer, M.D.      Senior Vice           1981            1997       73
                             President,
                             Medical
                             Affairs

Julien J. Lavoie             Senior Vice           1989            1996       64
                             President

Paul T. Cuzmanes             None                  1989            1997       51

Donald J. Ruffing            None                  1991            1996       75

Charles P. Reilly            None                  1991            1997       53

Joseph G. Mathews            None                  1993            1996       62

     The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company.

     Charles H. Robbins founded the Company in 1976 and has been President, Chief Executive Officer and Chairman of the Board since its inception. In October 1995, Mr. Mazur assumed the responsibilities of President. From 1973 to 1975, Mr. Robbins was Vice President and Director of Operations of Tabershaw/Cooper Associates, Inc., a medical consulting firm, and Technical Director, Health and Medical Systems of Informatics Inc.; from 1971 to 1973, he was Manager, Medical Information Systems of Computer Science Corporation; and from 1961 to 1970, he held various positions with the Office of the Surgeon General of the United States Army and the Army Medical Department. In those positions, Mr. Robbins was engaged in directing studies and developing programs relating to various health care related activities.

     Jack M. Mazur has been a director of the Company since 1976. From 1976 through May 1986 Mr. Mazur served as Assistant Secretary of the Company, from June 1986 to October 1993 as Secretary of the Company, from August 1989 to October 1995 as Senior Executive Vice President of the Company. In October 1995, Mr. Mazur became President of the Company. Prior to August 1989, Mr. Mazur was engaged in the practice of law.

     Michael D. Starr has been employed by the Company in various financial and operational positions since 1976 and has been a director since 1985. Mr. Starr was Controller of the Company from 1976 to 1981, Vice President, Finance and Administration from 1981 to 1986, and has been Executive Vice President since March 1986. In October 1995, Mr. Starr became Senior Executive Vice President.

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

     George E. Schafer, M.D. served as Vice President/Medical Director of the Company from 1980 to 1993 and a director of the Company since 1981. Dr. Schafer currently serves as Vice President Medical Affairs. Prior to joining the Company, Dr. Schafer was a private consultant from 1978 to 1980. Dr. Schafer was Surgeon General of the United States Air Force from 1975 to 1978 and retired from the Air Force with the rank of Lieutenant General. Dr. Schafer held various positions with the Air Force, commencing as a Flight Surgeon in 1947, through various command positions from 1949 to 1975, and became Deputy Surgeon General and then Surgeon General of the Air Force in 1975.

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


Compliance with Section 16(a) of the Securities Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

    Based on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year, except as noted below, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1996. Certain of the Company's executive officers and directors failed to report on a timely basis certain option grants and stock issuances under the Company's Stock Option Plan and Directors' Retainer Plan, as follows: Charles H. Robbins (one late report with respect to two transactions), Jack M. Mazur (one late report with respect to two transactions), Michael D. Starr (one late report with respect to two transactions), (Julien J. Lavoie (one late report with respect to three transactions), George E. Shafer, M.D. (one late report with respect to two transactions), Joseph G. Mathews (one late report with respect to one transaction), Donald Ruffing (one late report with respect to one transaction), Anthony M. Picini (one late report with respect to three transactions). These transactions were reported on Forms 5 filed in June 1996. Additionally, Paul T. Cuzmanes sold certain shares in August 1995, but did not report the dispositions until the filing of Form 5 in June 1996.


Item 11.  Executive Compensation
          ----------------------

Summary Compensation Table

                                                                           Long Term
                                                                          Compensation
                                                                          ------------
                                          Annual Compensation                Awards
                                 ------------------------------------------------------
     (a)                   (b)       (c)            (d)        (e)            (f)             (g)
  Name and                                                 Other Annual                     All Other
  Principal                                                Compensation   Options/SARS     Compensation
  Position                Year   Salary ($)      Bonus ($)     ($)          Award(s)           ($)
  --------                ----   ----------      --------      ---        ------------     ------------
Charles H. Robbins,       1996      615,385         -0-       /(1)/              -0-             11,413(2)
 Chairman and Chief       1995      500,000        83,333                      790,000           11,827
 Executive Officer        1994      500,000         -0-                          -0-             50,428

Jack M. Mazur,            1996      538,463         -0-       /(1)/              -0-              9,636/(3)/
 President                1995      400,000        66,667                      720,000            9,688
                          1994      400,000         -0-                          -0-              7,673

Michael D. Starr,         1996      325,770         -0-       /(1)/              -0-              9,362/(4)/
 Senior Executive Vice    1995      275,000         -0-                        290,000            9,688
 President                1994      275,000         -0-                          -0-              3,969

John P. Cole              1996      330,000         -0-       /(1)/              -0-              1,636/(7)/
 Executive Vice           1995      176,346/(5)/    -0-                         30,000/(6)/       1,488
 President                1994        -0-           -0-                          -0-              -0-

William J. Lubin,         1996      207,692         -0-       /(1)/             15,000              706/(8)/
 Executive Vice           1995      154,800         -0-                        100,000              620
 President                1994        -0-           -0-                          -0-              -0-

- ---------------------

Notes to Summary Compensation Table:

     /(1)/ Each of the named executive officers receives certain perquisites, including the use of Company automobiles; such perquisites, however, do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

     /(2)/ Includes $3,013 term life insurance premiums, $8,000 director's fees, and $400 in 401(k) Plan matching fees. Mr. Robbins has elected to be paid his director's fees in stock pursuant to the Directors' Retainer Plan.

     /(3)/ Includes $1,236 term life insurance premiums, $8,000 director's fees, and $400 in 401(k) Plan matching fees. Mr. Mazur has elected to be paid his director's fees in stock pursuant to the Directors' Retainer Plan.

     /(4)/ Includes $962 term life insurance premiums, $8,000 director's fees, and $400 in 401(k) Plan matching fees. Mr. Starr has elected to be paid his director's fees in stock pursuant to the Directors' Retainer Plan.

     /(5)/ Salary shown is that from Mr. Cole's date of employment, September 29, 1994, through the end of the fiscal year.

     /(6)/  Does not include options for 38,000 shares received by Mr.
     Cole upon the merger of JP Cole & Associates into the Company in October 1994.

     /(7)/ Includes $1,236 term life insurance premiums and $400 in 401(k) Plan matching fees.

     /(8)/ Includes $306 term life insurance premiums and $400 in 401(k) Plan matching fees.

Option Grants in 1996

                                                                                          Potential Realizable Value at Assumed
                                                                                         Annual Rates of Stock Price Appreciation
                                    Individual Grants                                               for Option Term
- ----------------------------------------------------------------------------------------------------------------------------------
                               No. of    % of Total
                             Securities   Options
                             Underlying  Granted to               Market
                              Options    Employees    Exercise    Price     Expiration
            Name              Granted     in 1996      Price    Grant Date     Date        0%               5%              10%
            ----             ----------  ----------   --------  ----------  ----------     ---              ---             ---
Charles H. Robbins               ---         ---        ---         ---         ---        ---              ---             ---

Jack M. Mazur                    ---         ---        ---         ---         ---        ---              ---             ---

Michael D. Starr                 ---         ---        ---         ---         ---        ---              ---             ---

John P. Cole                     ---         ---        ---         ---         ---        ---              ---             ---

William J. Lubin                15,000       5.7%     $27.25      $27.25    1/25/2006      -0-           $259,500        $657,450

                      AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

        (a)                 (b)             (c)                (d)                      (e)

                                                                               Value of Unexercised
                                                      Number of Unexercised        In-the-Money
                                                           Options/SARs            Options/SARs
                                                            at 4/30/96              at 4/30/96
                      Shares Acquired      Value           Exercisable/            Exercisable/
        Name          on Exercise (#)   Realized ($)      Unexercisable            Unexercisable
        ----          ----------------  ------------  ----------------------  -----------------------

Charles H. Robbins           -0-            -0-           263,333/526,667      $6,990,125/$13,980,250

Jack M. Mazur                -0-            -0-           240,000/480,000      $6,378,330/$12,756,667

Michael D. Starr             -0-            -0-            96,667/193,333       $2,548,375/$5,096,750

John P. Cole                 -0-            -0-             49,000/19,000         $1,274,000/$494,000

William J. Lubin             -0-            -0-             33,333/81,667         $849,563/$1,747,875

- ------------------

401(k) Plan

  The Company established the PHP Healthcare Corporation 401(k) Plan (the "401(k) Plan") effective January 1, 1991, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Participant contributions will be invested at all times in any or all of six funds at the direction of the participant. Participant contributions will be matched up to $400 annually by the Company. The Company contributed $400 to the 401(k) Plan during fiscal year 1996 on behalf of each of the named executive officers.


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


Employment Agreements

  The Company has entered into Employment Agreements with each of Charles H. Robbins, Jack M. Mazur and Michael D. Starr. Under these agreements, Mr. Robbins is employed as Chief Executive Officer, Mr. Mazur is employed as President and Mr. Starr is employed as Senior Executive Vice President. The agreements are each renewable automatically on May 1 of each year unless terminated by either the executive or the Company on ninety (90) days advance notice, or otherwise in accordance with the agreements, except that no notice may be given by the Company sooner than three years after a Change in Control (as defined in the agreements). The agreements are currently in effect through April 30, 1997. In the event of termination because of the executive's death or disability, the Company will pay the executive or his estate a lump sum severance payment equal to one year's salary and a pro rata bonus for the year in which the termination occurs. In the event the Company terminates the agreement other than for cause, death or disability or the executive terminates the agreement because of certain adverse changes following a Change in Control of the Company, then (a) the Company must pay the executive a lump sum amount equal to three times the sum of the executive's base salary and bonus; (b) the executive is entitled, for a period of three years, to continuation of coverage at the Company's expense of the executive's disability, medical and dental benefits; (c) all restrictions on any outstanding awards granted to the executive will lapse and be immediately vested, all stock options will become fully exercisable and the executive will have the right to require the company to purchase for cash any shares of unrestricted stock and stock purchased upon the exercise of any options.

  The Company also has entered into an employment agreement with John P. Cole. Under this agreement, Mr. Cole is employed as Executive Vice President of the Company for a period of two years with an annual salary of $330,000. Options to purchase 30,000 shares of the Company's common stock at $4.50 per share were granted to Mr. Cole pursuant to this agreement. The options are exercisable ratably over one year in increments of three months starting at the grant date of September 29, 1994.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  None.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
          --------------------------------------------------------------

     The following table sets forth information as of June 30, 1996, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, by each director of the Company, each named executive officer, and by all directors and executive officers of the Company as a group. On June 30, 1996 there were 10,966,950 shares of the Company's Common Stock issued and outstanding. (Certain of the shares reported in the following table may be deemed to be owned by more than one person here listed. As a result, those shares are included in more than one entry on the table.)


Name and Address                           No. of Shares   Percent of Class
- ----------------------------------------------------------------------------

Voting Agreement Group /(1)/               4,223,222        34.0%
  Charles H. Robbins and Ellen
   E. Robbins;
  Jack M. Mazur and Lynn Mazur;
  VACHR, Inc.; Michael D. Starr;
  Shamrock Investments; Charles
   P. Reilly;
  Michael E. Gallagher
  11440 Commerce Park Drive
  Reston, VA 20191

Shamrock Investments /(2)/                 1,078,036/(3)/    9.5%
  Charles P. Reilly
  Michael E. Gallagher
  2049 Century Park East, Suite
   3330
  Los Angeles, CA 90067

Bosko Djordjevic and Elizabeth               653,000         6.0%
 A. Keck, Trustee
  505 S. Beverly Drive, Suite
   215
  Beverly Hills, CA 90212

Charles H. Robbins                         1,926,742/(4)/   16.9%

Jack M. Mazur                                413,960/(5)/    3.7%

Michael D. Starr                             292,470/(7)/    2.6%

Charles P. Reilly                            739,579/(8)/    6.6%
  2049 Century Park East, Suite
   3330
  Los Angeles, CA 90067

John P. Cole                                 319,000/(9)/    2.9%

George E. Schafer, M.D.                       47,969        /(6)/
  4 Imperial Oaks
  San Antonio, TX 78248

Julien J. Lavoie                              72,718/(10)/  /(6)/

William J. Lubin                              35,667/(11)/  /(6)/

Joseph G. Mathews                              8,531        /(6)/
  3510 Highway O
  Wright City, MO 63390

Donald J. Ruffing                               7,445         /(6)/
  11104 Woodlawn Boulevard
  Upper Marlboro, MD 20772


Paul T. Cuzmanes                                3,837         /(6)/
  250 West Pratt Street
  Baltimore, MD 21201

All directors and executive                 3,696,481/(12)/ 29.8%
 officers as a group (12 persons)

_________________

/(1)/ The persons listed are parties to a Voting Agreement dated as of October
      7, 1994, constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("1934 Act") and jointly filed a Schedule 13D with the Securities and Exchange Commission on October 11, 1994.

/(2)/ The persons listed constitute a group (separate from the group above listed) within the meaning of Section 13(d)(3) of the 1934 Act and jointly filed a Schedule 13D with the Securities and Exchange Commission on October 11, 1994 reflecting the aggregate beneficial ownership of 609,067 shares of Common Stock, options to purchase an additional 357,859 shares of Common Stock, and promissory notes of the Company which are convertible into 111,110 shares of Common Stock.

/(3)/ Does not include 3,145,186 shares which are deemed to be beneficially owned by this group by virtue of its participation in the Voting Agreement Group set forth above.

/(4)/ Includes 300,000 shares owned by Mr. Robbins' spouse, Ellen E. Robbins, as trustee for the benefit of their children. Includes 443,333 shares which Mr. Robbins presently could acquire upon the exercise of options granted by the Company. Does not include 2,296,480 shares which are deemed to be beneficially owned by Mr. Robbins by virtue of his participation in the Voting Agreement Group set forth above.

/(5)/ Includes 406,667 shares which Mr. Mazur presently could acquire upon the exercise of options granted by the Company. Does not include 512,014 shares, or 4.67% of the class, owned by VACHR, Inc., a corporation owned by Mr. Mazur's spouse, Lynn Mazur, or the other 3,297,248 shares which are deemed to be beneficially owned by Mr. Mazur by virtue of his participation in the Voting Agreement Group set forth above. Does not include 30,000 shares owned by J&J Investment Partnership, a partnership wholly owned by members of Mr. Mazur's family and of which Mr. Mazur disclaims beneficial ownership.

/(6)/ Represents less than 1% of the shares of the Company's outstanding stock.

/(7)/ Includes 156,667 shares which Mr. Starr presently could acquire upon the exercise of options granted by the Company. Does not include 3,930,752 shares which are deemed to be beneficially owned by Mr. Starr by virtue of his participation in the Voting Agreement Group set forth above.

/(8)/ Includes 214,096 shares subject to options which Mr. Reilly could acquire, 59,963 shares which may be acquired by Mr. Reilly upon conversion of a promissory note of the Company, 22,500 shares which Mr. Reilly could acquire upon the exercise of options granted by the Company to Shamrock Investments, a partnership of which Mr. Reilly is the managing general partner, 6,173 shares which may be acquired by Mr. Reilly upon conversion of a promissory note of the Company issued to Shamrock Investments and 200,000 shares owned by Shamrock Investments. See Item 13, "Certain Transactions and Business Relationships." Does not include an additional 3,483,643 shares which are deemed to be beneficially owned by Mr. Reilly by virtue of his participation in the Voting Agreement Group set forth above.

/(9)/ Includes 49,000 shares which Mr. Cole presently could acquire upon the exercise of options granted by the Company.

/(10)/ Includes 65,333 shares which Mr. Lavoie presently could acquire upon the exercise of options granted by the Company.

/(11)/ Represents 35,667 shares which Mr. Lubin presently could acquire upon exercise of options granted by the Company.

/(12)/ Does not include the shares that may be deemed to be owned by certain of these persons as a result of their participation in the Voting Agreement Group set forth above.


Item 13.  Certain Transactions and Business Relationships
          -----------------------------------------------

    In September 1995, the Company retained Shamrock Investments ("Shamrock") as a financial advisor. Charles P. Reilly, a director of the Company, is the managing general partner of Shamrock and Michael E. Gallagher is a general partner of Shamrock. In fiscal 1996, the Company paid Shamrock $200,000 for financial advisory services.

    As of August 1, 1994, Messrs. Reilly and Gallagher entered into one-year employment agreements with the Company pursuant to which they assisted the Company's Executive Council in strategic planning, served along with Messrs. Robbins, Mazur, and Starr as members of the Executive Committee of Management, and performed other duties assigned by the Board of Directors of the Company. Pursuant to these agreements, as of August 1, 1994, Messrs. Reilly and Gallagher were employed at annual salaries of $1,000 each and were granted options to purchase 137,142 and 102,858 shares of Common Stock, respectively, at an exercise price of $4.50 per share which options expire in September 2004. On September 29, 1994, Mr. Cole entered into a two-year employment agreement with the Company pursuant to which he serves as Executive Vice President of the Company. Pursuant to this agreement, Mr. Cole was granted options to purchase 30,000 shares of Common Stock at an exercise price of $4.50 per share, which expire in September 2004. The foregoing options are exercisable ratably over a one-year period and become exercisable immediately in the event of a change of control of the Company. The exercise price of the options represents the fair market value of the Common Stock on the date a preliminary agreement was reached, subject to approval by the Board of Directors of the Company.

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

    The Company has adopted a Senior Executive Loan Program (the "Program"), pursuant to which loans to senior executive officers may be made up to three and one-half times the officer's annual salary. Each loan must be repaid within one year and bears interest at two percent above the Company's short-term borrowing rate. All loans are collateralized by the shares of the Company's Common Stock owned by the senior executive officer. The due dates on amounts outstanding were extended in 1996 for twelve months. Beginning in fiscal year 1993, there were loans made under the Program to each of Charles H. Robbins and Jack M. Mazur. The largest amount outstanding during fiscal 1996 to Mr. Robbins was $1,465,000 and to Mr. Mazur was $1,798,000. The interest rate on these loans as of June 30, 1996 was 8.5%.

    In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1996, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced. The amount outstanding as of April 30, 1996, to Mr. Robbins was $724,000, to Mr. Mazur was $173,000, and to Mr. Starr was $165,000.

    Paul Cuzmanes is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker, which firm the Company retained in fiscal 1996.

    For further information with respect to related party transactions, see Note 10 of Notes to Consolidated Financial Statements.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PHP HEALTHCARE CORPORATION


Date:  August 28, 1996           By: /s/ Anthony M. Picini
       ---------------               -------------------------------------
                                     Anthony M. Picini
                                     Senior Vice President and
                                     Chief Financial Officer