Form 10-Q
period 1996-07-31
PHP HEALTHCARE CORP
filed 1996-09-16
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
(Mark One)

 [ x ]  Quarterly Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996.

 [   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                   Commission file number 0-16235

                     PHP Healthcare Corporation
_____________________________________________________________________
       (Exact name of registrant as specified in its charter)

    Delaware                                    54-1023168
_____________________________________________________________________
(State or other jurisdiction of             (IRS Employer
Incorporation or organization)               Identification No.)

             11440 Commerce Park Drive, Reston, VA 20191
_____________________________________________________________________
              (Address of principal executive offices)

                           (703) 758-3600
_____________________________________________________________________
         (Registrant's telephone number including area code)

_____________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of July 31, 1996, 10,966,284 shares.

                                INDEX

                                                        PAGE
                                                        ----
PART I - FINANCIAL INFORMATION

Report of Independent Accountants                          2

Condensed Consolidated Statements of Operations            3

Condensed Consolidated Balance Sheets                      4

Condensed Consolidated Statements of Cash Flows            5

Notes to Condensed Consolidated Financial Statements       6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                       8

PART II - OTHER INFORMATION                               14

SIGNATURES                                                15

EXHIBIT INDEX                                             16

                  Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the accompanying Condensed Consolidated Statement of Operations, Balance Sheet and Statement of Cash Flows of PHP
Healthcare Corporation and consolidated subsidiaries as of July 31, 1996, and for the three months ended July 31, 1996 and 1995, included on pages 3 through 7 of this Form 10-Q. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                        Coopers & Lybrand L.L.P.


Washington, D.C.
September 12, 1996

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Operations
              Three Months ended July 31, 1996 and 1995
                             (Unaudited)
                (In thousands, except per share data)

                                                  Three Months
                                                  ------------
                                                  1996    1995
                                                  ----    ----
Revenue.......................................  $53,428 $46,171

Direct costs..................................   42,122  37,654
                                                _______ _______
     Gross profit.............................   11,306   8,517

General and administrative expenses...........    7,073   6,733
                                                _______ _______
     Operating income.........................    4,233   1,784

Other income (expense):
          Interest expense....................   (1,357)   (524)
          Interest income.....................      655     201
          Miscellaneous income (expense)......      (38)     31
          Minority interest in earnings
            of subsidiaries...................      (34)    ---
                                                _______ _______
     Earnings before income taxes.............    3,459   1,492

Income tax expense............................    1,300     567
                                                _______ _______
     Net earnings.............................  $ 2,159 $   925
                                                ======= =======
Net earnings per share........................  $  0.16 $  0.07
                                                ======= =======

Weighted average number of common and common
  equivalent shares outstanding...............   13,789  12,595
                                                ======= =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

                Condensed Consolidated Balance Sheets
               As of July 31, 1996 and April 30, 1996
                  (In thousands, except share data)

                                                 July 31   April 30,
                                                   1996      1996
                                                   ----      ----
                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents................... $ 40,140  $ 48,647
   Accounts receivable, net (note 2)...........   51,166    46,578
   Pharmaceutical and medical supplies.........    1,038     1,039
   Receivables from officers...................    4,017     3,263
   Other current assets........................    4,667     4,048
                                                ________  ________
      Total current assets.....................  101,028   103,575
Property and equipment, net....................   24,098    22,685
Excess of cost over fair value of assets
  acquired, net of accumulated amortization of
  $961 in July and $810 in April...............    2,904     2,942
Deferred income taxes..........................      543       543
Receivables from officers, net.................    1,072     1,072
Other assets...................................    4,909     4,538
                                                ________  ________
                                                $134,554  $135,355
                                                ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable - other.      555       545
   Accounts payable............................    7,317     9,520
   Claims payable - medical services...........    7,570     9,154
   Accrued salaries and benefits...............   11,112    11,228
   Income taxes payable........................      878       ---
   Deferred income taxes.......................    4,322     4,322
   Billings in excess of costs.................      193       244
                                                ________  ________
      Total current liabilities................   31,947    35,013
Notes payable - other, net of current
   maturities..................................    1,778     1,921
Convertible subordinated debentures............   65,733    65,608
Deferred gain on sale of building..............      981     1,002
Other liabilities..............................      572       519
                                                ________  ________
      Total liabilities........................  101,011   104,063
                                                ________  ________
Minority interest..............................      580       545
                                                ________  ________
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000
     shares authorized, none issued............      ---       ---
   Common stock, $.01 par value, 25,000,000
     shares authorized, 14,224,769 shares issued
     in July and 14,203,987 shares in April....      142       142
   Additional paid-in-capital..................   30,586    30,529
   Note receivable from sale of stock..........     (900)     (900)
   Retained earnings...........................    9,707     7,548
   Treasury stock, 3,258,485 common shares in
     July and April, at cost...................   (6,572)   (6,572)
                                                ________  ________
      Total stockholders' equity...............   32,963    30,747
Contingencies (notes 2 and 3)..................
                                                ________  ________
                                                $134,554  $135,355
                                                ========  ========

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Cash Flows
              Three Months Ended July 31, 1996 and 1995
                             (Unaudited)
                           (In thousands)



                                                    1996      1995
                                                    ----      ----
Cash flows from operating activities:
 Net earnings..................................   $ 2,159   $   925
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating
   activities:
   Minority interest in earnings of
     subsidiaries..............................        34       ---
   Depreciation and amortization...............     1,292       881
   Other items, net............................       (21)      (18)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable,
      net......................................    (4,588)      859
     Decrease in pharmaceutical and medical
      supplies.................................         1        12
     Increase in other current assets..........      (619)     (579)
     Increase in other assets..................      (371)     (360)
     Increase (decrease) in accounts payable...    (2,203)      294
     Increase (decrease) in claims payable.....    (1,584)    2,046
     Decrease in accrued salaries and benefits.      (116)     (116)
     Decrease in billings in excess of costs...       (51)     (152)
     Increase in income taxes payable..........       878       567
     Increase in other liabilities.............        53        37
                                                  _______   _______
       Net cash provided by (used in)
         operating activities..................    (5,136)    4,396
                                                  _______   _______
Cash flows from investing activities:
 Acquisition of property and equipment.........    (2,541)     (801)
                                                  _______   _______
       Net cash used in investing activities...    (2,541)     (801)
                                                  _______   _______
Cash flows from financing activities:
 Net repayments under revolving promissory notes      ---        (6)
 Borrowings on notes payable...................       ---       485
 Repayments on notes payable...................      (133)     (792)
 Receivables from officers.....................      (754)      (88)
 Proceeds from the exercise of stock options...        57        48
                                                  _______   _______
       Net cash used in financing activities...      (830)     (353)
                                                  _______   _______
       Net increase (decrease) in cash
         and cash equivalents..................    (8,507)    3,242
Cash and cash equivalents, beginning of period.    48,647     1,178
                                                  _______   _______
Cash and cash equivalents, end of period.......   $40,140   $ 4,420
                                                  =======   =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements

                            July 31, 1996
                             (Unaudited)

(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1996 and 1995 audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim operating results are not necessarily indicative of the operating results for the full fiscal year. Certain amounts in the fiscal year 1996 condensed consolidated financial statements have been reclassified to conform with the fiscal year 1997 presentation.

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

(2)  Accounts Receivable

     (a) Contract Settlement Receivable

     D.C. Chartered Health Plan, Inc. ("CHP"), a wholly-owned health maintenance organization, earns substantially all of its revenue as a prepaid Medicaid contractor with the D.C. Department of Human Services (DCDHS) providing health care services to Medicaid recipients in the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and the Health Care Finance Administration
(HCFA) of the Department of Health and Human Services (HHS).

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

                     PHP HEALTHCARE CORPORATION

  Notes to Consolidated Consolidated Financial Statements (cont'd.)


     In April 1996, the U.S. Government enacted a law, the effect of which requires the Company's contracts with DCDHS to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the law, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology.

     The Company believes that the final settlement of these contracts under the method prescribed by the new law may result in payments to the Company materially in excess of the $15.1 million and $14.4 million in receivables recorded at July 31, 1996 and April 30, 1996, respectively, which amounts have been consistently estimated based upon the Company's conservative interpretation of amounts due under the methods in effect prior to the enactment of the new law.

     Because the settlement under the method prescribed by the new law will require further discussions with the District of Columbia, which have not yet been completed, the amount of any such settlement in excess of recorded amounts is not presently determinable.

 (3)  Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $50,000 and $1.0 million in excess of insurance coverage. The Company has not recorded any reserves related to these actions at July 31, 1996. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 and $50,000 per incident for government and commercial business, respectively.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION

                               GENERAL

In response to the industry shift to manage and integrate the various components of the health care delivery system, PHP has transformed to a managed care solutions company. Over the past three years, the Company has altered its focus from a historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings.
In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems and recruiting experienced managed care executives. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1996 and 1995, its commercial business accounted for approximately 50% of PHP's total revenues.

Revenues from the Commercial Managed Care Services division have grown, in part as a result of acquisitions, to $106.9 million or 52.6% of total revenues in 1996 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated system of care ("ISOC") applied in whole or in part to: (i) the Company's project with Blue Cross Blue Shield ("BCBSNJ") to operate ten ISOCs in the State of New Jersey, (ii) family health centers which are operated on a contract basis for large employers, and (iii) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population. In these operations, the Company undertakes to provide specified health care benefits to the participating populations. Also, in November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity-East"), formed Connecticut Health Enterprises, L.L.C. ("CHE"), a limited liability company for the purpose of developing an ISOC in Fairfield County, Connecticut. The CHE ISOC commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. This system of health care is marketed to insurers, HMOs, and government agencies, which contract for a total health care delivery system. The Company is compensated for its Commercial Managed Care Services through a combination of capitation fees, management fees, cost reimbursements, incentive fees related to cost savings and profits from equity participation.

Revenues from the Government Managed Care Services division have decreased slightly to $96.4 million in 1996 from a peak of $116.4 million in 1992. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


The Company's revenues have increased to $203.4 million in 1996 from $118.0 million in 1992. Gross profit margins increased to 19% and 11% in 1996 and 1995, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company earned net income of $9.1 million and $952,000 in 1996 and 1995, respectively, after net losses of $9.3 million and $3.8 million in 1994 and 1993, respectively. The 1994 and 1993 losses were due to increased business development costs related to commercial business efforts, increased corporate support staff costs, government contract proposal activity costs, increased interest expense resulting from various acquisitions and capital expenditures to meet operational needs, and write-offs of receivables under certain contracts.

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                                      Three Months
                                                     ended July 31,
                                                     --------------
                                                     1996     1995
                                                     ----     ----
Revenue........................................      100.0%  100.0%
Direct costs...................................       78.8    81.6
                                                     _____   _____
Gross profit...................................       21.2    18.4
General and administrative expenses............       13.2    14.6
                                                     _____   _____
Operating income...............................        8.0     3.8
Other income/(expense).........................       (1.5)   (0.6)
                                                     _____   _____
Earnings before income taxes...................        6.5     3.2
Income tax expense.............................        2.5     1.2
                                                     _____   _____
Net earnings...................................        4.0     2.0
                                                     =====   =====

                        RESULTS OF OPERATIONS

          The Three Months Ended July 31, 1996 Compared To
                The Three Months Ended July 31, 1995

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                                   July 31, 1996       July 31, 1995
                                   -------------       -------------
                                  Revenue     % of    Revenue    % of
Division                          (000's)    Total    (000's)    Total
- --------                          --------   -----    --------   -----
Government Managed Care Services  $24,654    46.1     $23,347    50.6
Commercial Managed Care Services   28,774    53.9      22,824    49.4
                                  -------    ----     -------    ----
Total                             $53,428   100.0     $46,171   100.0
                                  =======   =====     =======   =====

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     The Company's revenue increased by $7.2 million to $53.4 million for the quarter ended July 31, 1996 compared to $46.2 million for the prior year first quarter. This overall increase is due to growth in both the Government Managed Care Services division and the Commercial Managed Care Services division.

     The Commercial Managed Care Services division revenue increased by $6.0 million or 26.3%, to $28.8 million for the quarter ended July 31, 1996 compared to $22.8 million for the quarter ended July 31, 1995. The largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, there were no corresponding revenues during the prior year first quarter. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Revenues earned from the Company's BCBSNJ ISOC project also increased due to greater utilization by the constituent population of the ten health centers being managed and operated by the Company. These Commercial Managed Care Services division revenue increases were slightly offset by the non-recurrence of construction revenues earned during the prior year first quarter related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

     Government Managed Care Services division revenue increased by $1.3 million to $24.6 million for the quarter ended July 31, 1996, compared to $23.3 million for the quarter ended July 31, 1995. This increase in revenues is the result of: (1) two new long-term nursing home projects which commenced operations near the end of the prior year first quarter, (2) a new ambulatory care project which commenced operations in October 1995, and (3) a new total managed care correctional facilities project which commenced operations in July 1996. These revenue increases were offset by decreases resulting from the completion of four ambulatory care projects, and two medical staffing projects since the prior year first quarter.

     The Company's gross profit increased by 33% or $2.8 million, to $11.3 million for the quarter ended July 31, 1996 compared to $8.5 million for the prior year first quarter. As a percentage of revenue, gross profit increased to 21.2% for the current year first quarter compared to 18.4% for the same period in the prior year.
This overall gross profit improvement resulted from an increase in both the Commercial Managed Care Services division and the Government Managed Care Services division.

     The Commercial Managed Care Services division gross profit increase was primarily attributable to: (1) the gross profit earned by VACHP, which was not operational during the prior year first quarter, and (2) a decrease in medical costs at CHP mostly associated with a slight decrease in member months. This decrease in member months resulted from a periodic examination conducted by the District of Columbia, of its Medicaid eligibility roster.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

     Government Managed Care Services division gross profit increased due to the commencement of new projects offset by the completion of certain projects as described above.

     General and administrative expenses increased 5% or $400,000, to $7.1 million for the quarter ended July 31, 1996 from $6.7 million for the prior year first quarter. The increase is primarily due to additional general and administrative expenses related to the new VACHP subsidiary. As a percentage of revenue, general and administrative expenses decreased to 13.2% for the current year first quarter compared to 14.6% during the prior year period.

     Operating income more than doubled, increasing by $2.4 million to $4.2 million for the quarter ended July 31, 1996 from $1.8 million for the quarter ended July 31, 1995. Operating margin increased to 7.9% from 3.9%. This increase was primarily due to the expanded gross profit margins, offset in part, by increased general and administrative expenses.

     Interest expense increased by $833,000, to $1,357,000 for the quarter ended July 31, 1996 from $524,000 for the quarter ended July 31, 1995. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

     Interest income increased by $454,000, to $655,000 for the quarter ended July 31, 1996 from $201,000 for the quarter ended July 31, 1995. This increase is due to the interest earned on the increased cash and cash equivalents currently available to the Company resulting from the sale of $69.0 million in convertible subordinated debentures in December 1995.

     The effective income tax rates of 37.6% in the first quarter of fiscal 1997 and 38.0% in the first quarter of fiscal 1996 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings increased by $1.2 million, to $2.2 million or $0.16 per share, from $925,000 or $0.07 per share, for the quarters ended July 31, 1996 and 1995, respectively.


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

     During the three months ended July 31, 1996 operations used $5.1 million in cash. This represents a $9.5 million change from the $4.4 million in cash provided by operations in the prior

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (continued)

year three month period. This decrease in cash provided by operations is primarily due to an increase in accounts receivable of $4.6 million, a decrease in accounts payable of $2.2 million, and an increase in claims payable-medical services of $1.6 million.

     Of the $4.6 million increase in the Company's accounts receivable at July 31, 1996, $4.1 million of the increase is attributable to the BCBSNJ ISOC project. Under the existing contract, the Company is prepaid for services provided on this project, however, the parties are actively engaged in negotiations of a proposed transaction wherein the Company would purchase the ten health centers and provide services as a provider service network on a non-exclusive basis to BCBSNJ. This new arrangement is pursuant to a global capitation with a minimum guarantee of both members and revenue for a minimum of three years. Current operating payments due the Company and other adjustments will be netted against the purchase price upon closing of the new arrangement which is intended to be made effective July 1, 1996. Additionally, the Company experienced an increase in accounts receivable of $1.3 million related to the new Maryland Department of Correction project which began operations on July 1, 1996. According to the terms of this contract, the Company invoices for services provided approximately ten (10) days after month-end and anticipates receipt of payment forty-five (45) days after invoicing.

     The $2.2 million decrease in accounts payable mostly relates to:
(1) a $1.0 million decrease in accrued interest payable on the convertible subordinated debentures issued by the Company in December 1995, which have semi-annual interest payments on June 15 and December 15 (the Company made an interest payment of $2.2 million in June 1996), and (2) a $1.0 million decrease in accrued legal, accounting and other professional service fees mostly related to the convertible subordinated debentures issued in December 1995 and the development of Connecticut Health Enterprises and similar health enterprise ventures, which were outstanding at April 30, but were paid as of July 31.

     The decrease in claims payable-medical services is due to a fluctuation in the timing of payments to providers.

     The Company's number of days revenue in average outstanding receivables was 70 days for the three months ended July 31, 1996 compared to 48 days for the prior year three month period. This increase is a result of the unusual increase in accounts receivable from BCBSNJ discussed above.

     Investing activities used $2.5 million in cash during the three months ended July 31, 1996, compared to $801,000 used during the three months ended July 31, 1995. These uses of cash for investing activities are entirely due to the acquisition of property and equipment. The increase during the current fiscal period is related to certain infrastructure investments the Company has made related to its Commercial Managed Care health enterprise ventures.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Financing activities used $829,000 in cash during the three months ended July 31, 1996, compared to $353,000 used in financing activities during the three months ended July 31, 1995. The current three month use of cash is principally due to advances made to officers. During the prior year three months, the Company's use of cash for financing activities was due to: (1) the repayment in full of non-recourse notes and certain prepayments of term notes as a result of the sale of its office building in Reston, Virginia and,
(2) certain repayments of revolving promissory notes and term notes as a result of the sale of two of its outpatient surgery centers.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   11.0 Statement re: Computation of per share earnings for the three months ended July 31, 1996 and 1995

   15.1   Letter of Coopers & Lybrand, L.L.P. regarding Unaudited
Interim Financial Statements

                     PHP HEALTHCARE CORPORATION

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini
                                   __________________________
                                   ANTHONY M. PICINI
                                    Senior  Vice President of Finance and
                                    Chief Financial Officer





Date:  September 16, 1996
       __________________

                     PHP HEALTHCARE CORPORATION

                            EXHIBIT INDEX


Exhibit   Item                                                  Page

11.0      Statement re: Computation of per share earnings for    17
          the three months ended July 31, 1996 and 1995

15.1      Letter of Coopers & Lybrand, L.L.P. regarding          18
          Unaudited Interim Financial Statements