Form 10-Q
period 1996-10-31
PHP HEALTHCARE CORP
filed 1996-12-16
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                        --------------------
                             FORM 10-Q
(Mark One)

  [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996.

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

                           (703) 758-3600
_____________________________________________________________________


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

Common stock, par value $.01 per share, outstanding as of October 31, 1996, 10,996,512 shares.

                                INDEX

PAGE

PART I - FINANCIAL INFORMATION

Report of Independent Accountants                          2

Condensed Consolidated Statements of Operations            3

Condensed Consolidated Balance Sheets                      4

Condensed Consolidated Statements of Cash Flows            5

Notes to Condensed Consolidated Financial Statements       6

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                       8

PART II - OTHER INFORMATION                               16

SIGNATURES                                                17

EXHIBIT INDEX                                             18

                  Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the accompanying Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows of PHP Healthcare Corporation and consolidated subsidiaries as of October 31, 1996, and for the three month and six month periods ended October 31, 1996 and 1995, included on pages 3 through 7 of this Form 10-Q. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                        Coopers & Lybrand L.L.P.


Washington, D.C.
December 10, 1996

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Operations
     Three Months and Six Months ended October 31, 1996 and 1995
                             (Unaudited)
                (In thousands, except per share data)


                                       Three Months         Six Months
                                     1996        1995     1996     1995
                                     ----        ----     ----     ----
Revenues..........................  $ 58,418 $ 48,877  $111,846 $ 95,047

Direct costs......................    45,845   39,141    87,967   76,794
                                     _______  _______   _______  _______
     Gross profit.................    12,573    9,736    23,879   18,253

General and administrative expenses    7,346    7,199    14,419   13,932
                                     _______  _______   _______  _______
     Operating income.............     5,227    2,537     9,460    4,321

Other income (expense):
          Interest expense........    (1,411)    (573)   (2,768)  (1,098)
          Interest income.........       554      203     1,209      404
          Miscellaneous income....         5       37       (33)      69
          Minority interest in
           earnings of subsidiaries     (204)     ---      (239)     ---
                                     _______  _______   _______  _______
     Earnings before income taxes.     4,171    2,204     7,629    3,696

Income tax expense................     1,570      875     2,870    1,442
                                     _______  _______   _______  _______
      Net earnings................  $  2,601 $  1,329  $  4,759 $  2,254
                                     =======  =======   =======  =======
Net earnings per share............  $   0.19 $   0.10  $   0.35 $   0.17
                                     =======  =======   =======  =======
Weighted average number of common
  and common equivalent shares
  outstanding.....................    13,700   13,211    13,752   12,957
                                     =======  =======   =======  =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

                Condensed Consolidated Balance Sheets
              As of October 31, 1996 and April 30, 1996
                  (In thousands, except share data)



                                           October 31    April 30,
                                              1996         1996
                                              ----         ----
                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............     $ 37,514        $ 48,647
 Accounts receivable, net (note 2)....       59,802          46,578
 Pharmaceutical and medical supplies..          962           1,039
 Receivables from officers............        4,104           3,263
 Other current assets.................        5,709           4,048
                                           ________        ________
     Total current assets.............      108,091         103,575
Property and equipment, net...........       26,527          22,685
Excess of cost over fair value of assets
 acquired, net of accumulated amortization
 of $885 in October and $810 in April.        2,902           2,942
Deferred income taxes.................          543             543
Receivables from officers, net........        1,072           1,072
Other assets..........................        5,104           4,538
                                           ________        ________
                                           $144,239        $135,355
                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable
   - other............................         564             545
   Accounts payable...................       11,546           9,520
   Claims payable - medical services..        5,865           9,154
   Accrued salaries and benefits......       13,218          11,228
   Income taxes payable...............        2,845             ---
   Deferred income taxes..............        4,322           4,322
   Billings in excess of costs........          171             244
                                           ________        ________
      Total current liabilities.......       38,531          35,013
Notes payable - other, net of current
 maturities...........................        1,634           1,921
Convertible subordinated debentures...       65,860          65,608
Deferred gain on sale of building.....          959           1,002
Other liabilities.....................          607             519
                                           ________        ________
      Total liabilities...............      107,591         104,063

Minority interest.....................          784             545
                                           ________        ________
Stockholders' equity:
   Preferred stock, $.01 par value,
     500,000 shares authorized, none
     issued...........................          ---             ---
   Common stock, $.01 par value,
     25,000,000 shares authorized,
     14,254,997 shares issued in October
     and 14,203,987 shares in April...          143             142
   Additional paid-in-capital.........       30,885          30,529
   Note receivable from sale of stock.         (900)           (900)
   Retained earnings..................       12,308           7,548
   Treasury stock, 3,258,485 common
    shares, at cost...................       (6,572)         (6,572)
                                           ________        ________
      Total stockholders' equity......       35,864          30,747
Contingencies (notes 2 and 4).........     ________        ________
                                           $144,239        $135,355
                                           ========        ========

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Cash Flows
     Three Months and Six Months Ended October 31, 1996 and 1995
                             (Unaudited)
                           (In thousands)


                                               Three Months         Six Months
                                             1996       1995      1996      1995
                                             ----       ----      ----      ----
Cash flows from operating activities:
Net earnings............................   $ 2,601   $ 1,329   $ 4,759     $ 2,254
Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
  Minority interest in earnings of
    subsidiaries........................       205       ---       239         ---
  Depreciation and amortization.........     1,283     1,166     2,576       2,047
  Increase in deferred income taxes.....       ---     1,442       ---       1,442
  Other items, net......................       (22)      (22)      (43)        (40)
  Changes in operating assets and
    liabilities:
    Increase in accounts receivable, net    (8,636)   (6,582)  (13,224)     (5,723)
    Decrease in pharmaceutical and
       medical supplies.................        76        82        77          94
    Increase in other current assets....    (1,042)     (484)   (1,661)     (1,063)
    Increase in other assets............      (195)      (68)     (566)       (428)
    Increase in accounts payable........     4,229     1,960     2,026       2,254
    Increase (decrease) in claims payable   (1,705)      423    (3,289)      2,469
    Increase in accrued salaries and
      benefits..........................     2,106     1,566     1,990       1,450
    Increase (decrease) in billings
      in excess of costs................       (22)      923       (73)        771
    Increase (decrease) in income taxes
      payable...........................     1,967      (567)    2,845         ---
    Increase in other liabilities.......        35       360        88         397
                                            ______    ______    ______      ______
     Net cash provided by (used in)
     operating activities...............       880     1,528    (4,256)      5,924
                                            ______    ______    ______      ______
Cash flows from investing activities:
  Acquisition of property and equipment     (3,584)     (532)   (6,125)     (1,333)
                                            ______    ______    ______      ______
     Net cash used in investing activities  (3,584)     (532)   (6,125)     (1,333)
                                            ______    ______     ______     ______

Cash flows from financing activities:
  Net repayments under revolving promissory
    notes..............................        ---    (2,725)      ---      (2,731)
  Borrowings on notes payable..........        ---     1,433       ---       1,918
  Repayments on notes payable..........       (135)     (805)     (268)     (1,597)
  Receivables from officers............        (87)      (90)     (841)       (178)
  Proceeds from the exercise of stock
    options                                    300        64       357         112
                                            ______    ______    ______      ______
     Net cash provided by (used in)
     financing activities..............         78    (2,123)     (752)     (2,476)
                                            ______    ______    ______      ______

     Net increase (decrease) in cash
     and cash equivalents..............     (2,626)   (1,127)  (11,133)      2,115
Cash and cash equivalents, beginning of
  period...............................     40,140     4,420    48,647       1,178
                                           _______    ______   _______     _______
Cash and cash equivalents, end of period   $37,514   $ 3,293   $37,514     $ 3,293
                                           =======   =======  ========     =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements

                          October 31, 1996
                             (Unaudited)

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

                     PHP HEALTHCARE CORPORATION

   Notes to Condensed Consolidated Financial Statements (cont'd.)


     In April 1996, the U.S. Government enacted a law, the effect of which requires the Company's contracts with DCDHS to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the law, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology.

     The Company believes that the final settlement of these contracts under the method prescribed by the new law may result in payments to the Company materially in excess of the $17.5 million and $14.4 million in receivables recorded at October 31, 1996 and April 30, 1996, respectively, which amounts have been consistently estimated based upon the Company's conservative interpretation of amounts due under the methods in effect prior to the enactment of the new law.

     Because the settlement under the method prescribed by the new law will require further discussions with the District of Columbia, which have not yet been completed, the amount of any such settlement in excess of recorded amounts is not presently determinable.

(3)  Notes Payable - Bank

     The Company has extended the term of its primary banking facility, a $12.2 million revolving promissory note, until May 1997. This credit facility, previously due to expire in November 1996, was extended at principally the same terms and conditions.

(4)  Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $100,000 and $1.1 million in excess of insurance coverage. The Company has not recorded any reserves related to these actions at October 31, 1996. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 and $50,000 per incident for government and commercial business, respectively.

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

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:


                                 Three Months          Six Months
                              ended October 31,    ended October 31,
                                 1996     1995       1996     1995
                                 ----     ----       ----     ----
Revenues.....................   100.0%   100.0%      100.0%  100.0%
Direct costs.................    78.5     80.1       78.7     80.8
                                _____    _____      _____    _____
Gross profit.................    21.5     19.9       21.3     19.2
General and administrative
 expenses....................    12.6     14.7       12.9     14.7
                                _____    _____      _____    _____
Operating income.............     8.9      5.2        8.4      4.5
Other expense................    (1.8)    (0.7)      (1.6)    (0.6)
                                _____    _____      _____    _____
Earnings before income taxes.     7.1      4.5        6.8      3.9
Income tax expense...........     2.7      1.8        2.5      1.5
                                _____    _____      _____    _____
Net earnings.................     4.4      2.7        4.3      2.4
                                =====    =====      =====    =====


                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


                        RESULTS OF OPERATIONS

         The Three Months Ended October 31, 1996 Compared To
               The Three Months Ended October 31, 1995

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                                October 31, 1996   October 31, 1995
                                ----------------   ----------------
                                Revenue    % of     Revenue    % of
Division                        (000's)   Total     (000's)   Total
--------                        -------   ------    -------   -----
Government Managed Care Services $27,891    47.7   $24,757     50.7
Commercial Managed Care Services  30,527    52.3    24,120     49.3
                                 _______   _____   _______    _____
Total                            $58,418   100.0   $48,877    100.0
                                 =======   =====   =======    =====

     The Company's revenue increased by $9.5 million to $58.4 million for the quarter ended October 31, 1996, compared to $48.9 million for the prior year second quarter. This overall increase is due to growth in both the Commercial Managed Care Services division and the Government Managed Care Services division.

     The Commercial Managed Care Services division revenue increased by $6.4 million or 26.6%, to $30.5 million for the quarter ended October 31, 1996, compared to $24.1 million for the quarter ended October 31, 1995. The largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, there were no corresponding revenues during the prior year second quarter. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Revenues earned from the Company's BCBSNJ ISOC project also increased due to greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These Commercial Managed Care Services division revenue increases were offset slightly by a decrease in revenue related to a decrease in enrollment at D.C. Chartered Health Plan, Inc. ("CHP"), the Company's wholly-owned HMO in the District of Columbia, and the non-recurrence of construction revenues earned during the prior year second quarter related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

     Government Managed Care Services division revenue increased by $3.2 million or 12.7% to $27.9 million for the quarter ended October 31, 1996, compared to $24.7 million for the quarter ended October 31, 1995. This increase in revenues is the result of: (1) a new total managed care correctional facilities project which commenced operations in July 1996, (2) a new ambulatory care

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


project which commenced operations in October 1995, (3) a new mental health project which commenced operations in August 1996, (4) two new long-term care nursing home projects which commenced operations near the end of the prior year first quarter, for which revenue increased as occupancy gradually increased over the course of several months,
(5) an increase in the number of inmates and in the per inmate reimbursement rate at an existing total managed care correctional facilities project, and (6) two new long-term care nursing home projects which commenced operations in August and October 1996.
These revenue increases were offset by decreases resulting from the completion of the five ambulatory care projects, one medical staffing project and two mental health projects since the prior year second quarter.

     The Company's gross profit increased by 29.1% or $2.9 million, to $12.6 million for the quarter ended October 31, 1996 compared to $9.7 million for the prior year second quarter. As a percentage of revenue, gross profit increased to 21.5% for the current year second quarter compared to 19.9% for the same period in the prior year. This overall gross profit improvement resulted from an increase in the Commercial Managed Care Services division, offset by a slight decrease in the Government Managed Care Services division.

     The Commercial Managed Care Services division gross profit increase was primarily attributable to: (1) the gross profit earned by VACHP, which was not operational during the prior year second quarter, and (2) higher gross profit earned from the BCBSNJ ISOC project resulting from greater utilization by the constituent population of the ten health centers being managed and operated by the Company.

     Government Managed Care Services division gross profit decreased due to: (1) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project during the prior year second quarter, (2) increased facility costs related to the pending early completion of a multi-site ambulatory care project, and (3) decreases due to completion of certain projects as described above. These decreases were offset by increases attributable to the following: (1) an increase in the number of inmates and in the per inmate reimbursement rate at an existing total managed care correctional facilities project, and (2) commencement of operations on new projects as described above.

     General and administrative expenses increased 2% or $147,000, to $7.3 million for the quarter ended October 31, 1996 from $7.2 million for the prior year second quarter. The increase is primarily due to additional general and administrative expenses related to the new VACHP subsidiary. As a percentage of revenue, general and administrative expenses decreased to 12.6% for the current year second quarter compared to 14.7% during the prior year period.

     Operating income more than doubled, increasing by $2.7 million to $5.2 million for the quarter ended October 31, 1996 from $2.5 million for the quarter ended October 31, 1995. Operating margin increased to 8.9% from 5.2%. This increase was primarily due to the expanded gross profit margins, offset in part by increased general and administrative expenses.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Interest expense increased by $838,000, to $1,411,000 for the quarter ended October 31, 1996, from $573,000 for the quarter ended October 31, 1995. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

     Interest income increased by $351,000, to $554,000 for the quarter ended October 31, 1996 from $203,000 for the quarter ended October 31, 1995. This increase is due to the interest earned on the increased cash and cash equivalents currently available to the Company resulting from the sale of $69.0 million in convertible subordinated debentures in December 1995.

     The effective income tax rates of 37.6% in the second quarter of fiscal 1997 and 39.7% in the second quarter of fiscal 1996 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings increased by $1.3 million, to $2.6 million or $0.19 per share, from $1.3 million or $0.10 per share, for the quarters ended October 31, 1996 and 1995, respectively.


                        RESULTS OF OPERATIONS

          The Six Months Ended October 31, 1996 Compared To
                The Six Months Ended October 31, 1995

     The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                 October 31, 1996     October 31, 1995
                                 ----------------     ----------------
                                 Revenues    % of    Revenues     % of
Division                          (000's)   Total     (000's)    Total
                                 --------   -----    --------    -----
Government Managed Care Services $ 52,545   47.0     $ 48,104     50.6
Commercial Managed Care Services   59,301   53.0       46,943     49.4
                                 --------   ----     --------    -----
Total                            $111,846  100.0     $ 95,047    100.0
                                 ========  =====     ========    =====

     The Company's revenues increased by 17.7% or $16.8 million to $111.8 million for the six months ended October 31, 1996 compared to $95.0 million for the prior year six month period. This overall increase results from an increase in both the Commercial Managed Care Services division and the Government Managed Care Services division.

     Commercial Managed Care Services division revenues increased by $12.4 million or 26.3%, to $59.3 million for the six months ending October 31, 1996, compared with $46.9 million for the six months ended October 31, 1995. The largest increase was provided by the Company's

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, there were no corresponding revenues during the prior year six month period. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Also, revenues earned from the Company's BCBSNJ ISOC project increased due to greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These Commercial Managed Care Services division revenue increases were offset slightly by a decrease in revenue related to a decrease in enrollment at CHP, and the non-recurrence of construction revenues earned during the prior year six month period related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

     Government Managed Health Care Service division revenues increased by $4.4 million or 9.2% to $52.5 million for the six months ended October 31, 1996 compared to $48.1 million for the six month period ended October 31, 1995. This increase in revenues is the result of: (1) a new total managed care correctional facilities project which commenced operations in July 1996, (2) a new ambulatory care project which commenced operations in October 1995, (3) two new long-term care nursing home projects which commenced operations near the end of the prior year first quarter for which revenue increased as occupancy gradually increased over the course of several months,
(4) a new mental health project which commenced operations in August 1996, (5) an increase in the number of inmates and in the per inmate reimbursement rate at an existing total managed care correctional facilities project, and (6) two new long-term care nursing home projects which commenced operations in August and October 1996.
These revenue increases were offset by decreases resulting from the completion of six ambulatory care projects, one medical staffing project and two mental health projects since the prior year six month period.

     The Company's gross profit increased by 30.8% or $5.6 million, to $23.9 million for the six months ended October 31, 1996 compared with $18.3 million during the prior year period. As a percentage of revenue, gross profit increased to 21.3% for the current six month period compared to 19.2% during the prior year. This gross profit improvement resulted from a significant increase in the Commercial Managed Care Service division, offset by a nominal decrease in the Government Managed Care Service division.

     The Commercial Managed Care Service division gross profit increase was primarily attributable to: (1) the gross profit earned by VACHP, which was not operational during the prior year six month period, (2) a decrease in expenses at CHP resulting from a decrease in utilization of non-primary care services, and (3) increased gross profit earned from the BCBSNJ ISOC project resulting from greater utilization by the constituent population of the ten health centers being managed and operated by the Company.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     The Government Managed Care Service division nominal gross profit net decrease is the result of several increases and decreases. The decreases are attributable to: (1) increased facility costs related to the pending early completion of a multi-site ambulatory care project, (2) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project during the prior year second quarter, (3) a decrease in revenue at one mental health project resulting from a decrease in the scope of service when the contract was renewed near the end of fiscal year 1996, and (4) decreases due to the completion of certain projects as described above. These decreases were offset by increases resulting from: (1) an increase in the number of inmates and the per inmate reimbursement rate at an existing total managed care correctional facilities project, and (2) commencement of operations on new projects as described above.

     General and administrative expenses increased 3.5% or $487,000, to $14.4 million for the six months ended October 31, 1996 from $13.9 million for the same period in the prior year. The increase is primarily due to additional general and administrative expenses related to the new VACHP subsidiary. As a percentage of revenue, general and administrative expenses decreased to 12.9% for the current year six month period compared to 14.7% during the prior year.

     Operating income more than doubled, increasing by $5.2 million to $9.5 million for the six months ended October 31, 1996, from $4.3 million for the six months ended October 31, 1995. Operating margin increased to 8.4% from 4.5%. This increase was primarily due to the increased gross profit margins, reduced slightly by increased general and administrative expenses.

     Interest expense increased by $1.7 million to $2.8 million for the six months ended October 31, 1996, from $1.1 million for the prior year six month period. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

     Interest income increased by $805,000 to $1,209,000 for the six months ended October 31, 1996, from $404,000 for the prior year six month period. This increase is due to the interest earned on the increased cash and cash equivalents currently available to the Company resulting from the sale of $69.0 million in convertible subordinated debentures in December 1995.

     The effective income tax rates of 37.6% for the six months ended October 31, 1996 and 39.0% for the six months ended October
31, 1995 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings increased by $2.5 million, to $4.8 million or $0.35 per share, from $2.3 million or $0.17 per share, for the six months ended October 31, 1996, and 1995, respectively.

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

     During the six months ended October 31, 1996, operations used $4.3 million in cash. This represents a $10.2 million change from the $5.9 million in cash provided by operations in the prior year six month period. This decrease in cash provided by operations is primarily due to an increase in accounts receivable of $13.2 million.

     Of the $13.2 million increase in the Company's accounts receivable at October 31, 1996, $7.0 million is attributable to the BCBSNJ ISOC project. Under the existing contract, the Company is prepaid for services provided on this project; however, the parties are actively engaged in negotiations of a proposed transaction wherein the Company would purchase the ten health centers and provide services as a participating provider service network on a non-exclusive basis to BCBSNJ. This new arrangement is pursuant to a global capitation with a minimum guarantee of both members and revenue for a minimum of three years. Current operating payments due the Company and other adjustments will be netted against the purchase price upon closing of the new arrangement which is intended to be made effective July 1, 1996. Additionally, the Company experienced an increase in accounts receivable of $2.5 million related to the new Maryland Department of Corrections project which began operations on July 1, 1996. According to the terms of this contract, the Company invoices for services provided approximately ten (10) days after month-end and anticipates receipt of payment forty-five (45) days after invoicing. Finally, $1.6 million of the total increase in accounts receivable is attributable to increased activity related to the Company's
Commercial Managed Care ISOC enterprises.

     The Company's number of days revenue in average outstanding receivables was 74 days for the six months ended October 31, 1996 compared to 53 days for the prior year six month period. This increase is a result of the unusual increase in accounts receivable from BCBSNJ discussed above.

     Investing activities used $6.1 million in cash during the six months ended October 31, 1996, compared to $1.3 million used during the six months ended October 31, 1995. These uses of cash for investing activities are entirely due to the acquisition of property and equipment. The increase during the current fiscal period is primarily related to investments made for one new and one expanded ambulatory care clinic in the Government Managed Care Services division, and to certain infrastructure investments the Company has made related to its Commercial Managed Care health enterprise ventures.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Financing activities used $752,000 in cash during the six months ended October 31, 1996, compared to $2.5 million used in financing activities during the six months ended October 31, 1995. The current six month use of cash is principally due to advances made to officers. During the prior year six months, the Company's use of cash for financing activities was due principally to net repayments on revolving promissory notes and other notes payable.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   11.0 Statement re: Computation of per share earnings for the three months and six months ended October 31, 1996 and 1995

   15.1   Letter of Coopers & Lybrand, L.L.P. regarding Unaudited
Interim Financial Statements

                     PHP HEALTHCARE CORPORATION

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini
                                   ____________________________
                                   ANTHONY M. PICINI
                                   Executive Vice President and
                                   Chief Financial Officer





Date:    December 16, 1996

                     PHP HEALTHCARE CORPORATION

                            EXHIBIT INDEX


Exhibit   Item                                                  Page

11.0      Statement re: Computation of per share earnings for    20
          the three months and six months ended October 31, 1996 and 1995

15.1      Letter of Coopers & Lybrand, L.L.P. regarding          21
          Unaudited Interim Financial Statements