Form 10-Q
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-03-17
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
(Mark One)

    [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997.

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

Common stock, par value $.01 per share, outstanding as of January 31, 1997, 11,014,444 shares.

                                INDEX

PAGE

PART I - FINANCIAL INFORMATION

Report of Independent Accountants                               2

Condensed Consolidated Statements of Operations                 3

Condensed Consolidated Balance Sheets                           4

Condensed Consolidated Statements of Cash Flows                 5

Notes to Condensed Consolidated Financial Statements            6

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                       10

PART II - OTHER INFORMATION                                     21

SIGNATURES                                                      22

EXHIBIT INDEX                                                   23

                  Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the accompanying Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows of PHP Healthcare Corporation and consolidated subsidiaries as of January 31, 1997, and for the three month and nine month periods ended January 31, 1997 and 1996, included on pages 3 through 9 of this Form 10-Q. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                        Coopers & Lybrand L.L.P.


Washington, D.C.
March 17, 1997

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Operations
    Three Months and Nine Months ended January 31, 1997 and 1996
                             (Unaudited)
               (In  thousands, except per share data)


                                       Three Months      Nine Months
                                       1997   1996       1997   1996
                                       ----   ----       ----   ----
Revenues............................ $50,434 $52,886  $162,280 $147,934
Direct costs........................  42,543  42,305   130,510  119,100
                                     _______ _______  ________ ________
     Gross profit...................   7,891  10,581    31,770   28,834

General and administrative expenses.   8,165   7,039    22,584   20,971
Reserve for Medicaid receivables
  (note 2)..........................   9,822     ---     9,822      ---
Former chairman retirement package
  (note 4)..........................   2,275     ---     2,275      ---
Restructuring charges (note 5)......   2,550     ---     2,550      ---
                                     _______ _______  ________ ________
     Operating income (loss)........ (14,921)  3,542    (5,461)   7,863

Other income (expense):
   Interest expense.................  (1,360)   (979)   (4,128)  (2,076)
   Interest income..................     470     482     1,679      885
   Miscellaneous income (expense)...     (34)    (20)      (67)      49
   Gain on sale of subsidiary stock.     ---   2,247       ---    2,247
   Minority interest in earnings of
     subsidiaries...................     (78)    ---      (316)     ---
                                     _______ _______  ________ ________
     Earnings (loss) before income
     taxes.......................... (15,923)  5,272    (8,293)   8,968

Income tax expense (benefit)........  (6,021)  1,112    (3,151)   2,554
                                     _______ _______  ________ ________
      Net earnings (loss)........... $(9,902)$ 4,160   $(5,142) $ 6,414
                                     ======= =======  ======== ========
Net earnings (loss) per share....... $ (0.72)$  0.31  $  (0.37)$   0.48
                                     ======= =======  ======== ========
Weighted average number of common
  and common equivalent shares
  outstanding......................   13,679  13,603    13,733   13,280
                                     ======= =======  ======== ========

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

                Condensed Consolidated Balance Sheets
              As of January 31, 1997 and April 30, 1996
                  (In thousands, except share data)


                                          January 31   April 30,
                                             1997        1996
                                             ----        ----
ASSETS                                    (Unaudited)
Current assets:
 Cash and cash equivalents.............  $ 29,148     $ 48,647
 Accounts receivable, net (note 2).....    47,924       46,578
 Pharmaceutical and medical supplies...       785        1,039
 Receivables from officers.............     4,101        3,263
 Other current assets..................     6,395        4,048
                                         ________     ________
     Total current assets..............    88,353      103,575
Property and equipment, net............    27,595       22,685
Excess of cost over fair value of
  assets acquired, net of
  accumulated amortization
  of $962 in January and $810 in April.     2,959        2,942
Deferred income taxes..................     1,321          543
Receivables from officers, net.........     1,072        1,072
Other assets...........................     5,440        4,538
                                         ________     ________
                                         $126,740     $135,355
                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable
     - other...........................       574          545
   Accounts payable....................     8,046        9,520
   Claims payable - medical services...     4,646        9,154
   Accrued salaries and benefits
     (notes 4 and 5)...................    15,020       11,228
   Deferred income taxes...............     1,322        4,322
   Billings in excess of costs.........     1,105          244
                                         ________     ________
      Total current liabilities            30,713       35,013
Notes payable - other, net of current
  maturities...........................     1,486        1,921
Convertible subordinated debentures....    65,986       65,608
Deferred gain on sale of building......       938        1,002
Other liabilities......................       696          519
                                         ________     ________
      Total liabilities                    99,819      104,063
                                         ________     ________

Minority interest......................       862          545
                                         ________     ________
Stockholders' equity:
   Preferred stock, $.01 par value,
     500,000 shares authorized, none
     issued............................       ---         ---
   Common stock, $.01 par value,
     25,000,000 shares authorized,
     14,272,929 shares issued in
     January and 14,203,987 shares in
     April.............................       143          142
   Additional paid-in-capital..........    30,982       30,529
   Note receivable from sale of stock..      (900)        (900)
   Retained earnings...................     2,406        7,548
   Treasury stock, 3,258,485 common
     shares, at cost...................    (6,572)      (6,572)
                                          ________     ________
      Total stockholders' equity            26,059       30,747
Contingencies (note 6)                    ________     ________
                                          $126,740     $135,355
                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Cash Flows
    Three Months and Nine Months Ended January 31, 1997 and 1996
                             (Unaudited)
                           (In thousands)


                                       Three Months      Nine Months
                                       1997   1996       1997     1996
                                       ----   ----       ----     ----
Cash flows from operating activities:
 Net earnings (loss).................$ (9,902) $ 4,160 $ (5,142) $ 6,414
 Adjustments to reconcile net
   earnings (loss) to net cash
   used in operating activities:
    Gain on sale of subsidiary stock.      ---  (2,247)     ---   (2,247)
    Minority interest in earnings
      of subsidiaries................       78     ---      316      ---
   Depreciation and amortization.....    1,136   1,188    3,712    3,235
    Increase  (decrease) in deferred
    income taxes.....................   (3,778)    440    (3,778)  1,882
   Other items, net..................      (21)    (21)      (64)    (61)
 Changes in operating assets and
   liabilities:
   Decrease (increase) in accounts
     receivable, net.................   11,878  (7,776)   (1,346)(13,499)
   Decrease in pharmaceutical and
     medical supplies................      177       5       254       99
   Decrease (increase) in other
     current assets..................    (687)    431    (2,348)    (632)
   Increase in other assets..........    (430)   (195)     (996)    (623)
   Increase (decrease) in accounts
     payable.........................  (3,499) (1,904)   (1,473)     350
   Increase (decrease) in claims
     payable.........................  (1,219) (1,794)   (4,508)     675
   Increase in accrued salaries and
     benefits........................   1,802     549     3,792    1,999
   Increase (decrease) in billings
     in excess of costs..............     934    (583)      861      188
   Decrease in income taxes payable..  (2,845)    ---       ---      ---
   Increase (decrease) in other
     liabilities.....................      89    (196)      177      201
                                      _______  _______  _______  _______
      Net cash used in operating
      activities.....................  (6,287) (7,943)  (10,543)  (2,019)
                                      _______  _______  _______  _______
Cash flows from investing activities:
   Acquisition of property and
    equipment........................  (2,041) (1,112)   (8,166)  (2,445)
   Sale of subsidiary stock..........    ---    3,000      ---     3,000
                                      _______  _______   _______  _______
    Net cash provided by (used in)
      investing activities...........  (2,041)   1,888   (8,166)     555
                                      _______  _______   _______  _______
Cash flows from financing activities:
 Proceeds from issuance of convertible
   subordinated debentures...........     ---   65,831      ---   65,831
 Net repayments under revolving
   promissory notes..................     ---  (17,815)     ---  (20,546)
 Borrowing on notes payable..........     ---      ---      ---    1,918
 Repayments on notes payable.........    (138)  (3,732)    (406)  (5,329)
 Receivables from officers...........       3      (81)    (838)    (259)
 Proceeds from exercise of stock options   97       216     454      328
                                       _______  _______   _______  _______
    Net cash provided by (used in)
     financing activities............     (38)   44,419    (790)   41,943
                                       _______  _______   _______  _______
    Net increase (decrease)
     in cash and cash equivalents....   (8,366)  38,364  (19,499)  40,479
Cash and cash equivalents, beginning
 of period...........................   37,514    3,293   48,647    1,178
                                       _______  _______   _______  _______
Cash and cash equivalents, end of
 period..............................  $29,148  $41,657  $29,148  $41,657
                                       =======  =======   =======  =======

See accompanying notes to condensed consolidated financial statements.

                     PHP HEALTHCARE CORPORATION

        Notes to Condensed Consolidated Financial Statements

                          January 31, 1997
                             (Unaudited)

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

     The Company believes that a final settlement of these contracts for the periods 1992 through 1996 under the method prescribed by the new law results in amounts due the Company in excess of the $17.6 million and $14.4 million in receivables recorded at October 31, 1996 and April 30, 1996, respectively, which amounts have been consistently calculated based upon the Company's conservative interpretation of the methods in effect prior to the enactment of the new law.

     For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding amounts due for the 1992 and 1994 contract years. That process ultimately resulted in a signed agreement to settle these amounts due the Company for $18.9 million. It is now evident to the Company, however, through recent comments in the local press, that has been blocked. Consequently, in light of the clearly prolonged timeframe to resolve these issues, the Company has determined to recognize $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years.

        The Company remains committed to pursuing its contractual rights for the amounts it is due from the District.

(3) Notes Payable - Bank

     The Company has extended the term of its primary banking facility, a $12.2 million revolving promissory note, until May 1997. This credit facility, previously due to expire in November 1996, was extended at principally the same terms and conditions.

     As a result of the several one-time charges against earnings recorded during the third quarter of fiscal year 1997, the Company was not in compliance with certain of the various financial covenants in the borrowing agreement with its primary bank as of January 31, 1997. The Company is in the process of obtaining a waiver for all conditions of noncompliance.

                     PHP HEALTHCARE CORPORATION

   Notes to Condensed Consolidated Financial Statements (cont'd.)


(4)  Retirement of Former Chairman

     On January 31, 1997, the Company's Founder, Chairman and Chief Executive Officer, Charles H. Robbins, retired. The Board of Directors provided Mr. Robbins a retirement agreement that included a one-time $2 million payment and a payment of $275,000 related to a one-year noncompetition agreement. The agreement further requires Mr. Robbins to repay (by April 30, 1997) all outstanding notes receivable and accrued interest due the Company within the Senior Executive Loan Program and notes receivable related to certain life insurance policies. Under the agreement, Mr. Robbins has the right (through April 30, 1997) to require the Company to purchase up to 200,000 shares of his stock in the Company at the then current market price. The agreement contains additional clauses which include, among other things, a "standstill" provision and restrictions on the timing of any dispositions of Mr. Robbins' holdings in the Company.

     For the quarter ended January 31, 1997, the Company recognized $2.275 million in expense related to the retirement agreement.

(5)  Restructuring Charges

     During the third quarter ended January 31, 1997, the Company incurred restructuring charges of $2.55 million. Within a broad restructuring effort, this charge resulted from two specific decisions made by the Board of Directors.

     In late November 1996, the Company made the strategic decision to terminate its long-term care line of business, an unprofitable operation, in the Government Managed Care Services division.
The Company has recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

     Effective January 31, 1997, the Company made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. Future building and facilities management needs will be fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

                     PHP HEALTHCARE CORPORATION

   Notes to Condensed Consolidated Financial Statements (cont'd.)


(6)  Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $115,000 and $1.1 million in excess of insurance coverage. The Company has not recorded any reserves related to these actions at January 31, 1997. In the opinion of management, after consultation with legal counsel, the possible additional losses related to these actions, if any, will not result in any material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 and $50,000 per incident for government and commercial business, respectively.

(7)  Subsequent Event - Acquisition of New Jersey Family Healthcare
Centers

     On February 28, 1997, the Company purchased 10 healthcare centers from Blue Cross and Blue Shield of New Jersey (BCBSNJ) for approximately $35 million cash, 90,000 shares of the Company's treasury stock, and other consideration. Concurrently, the Company sold the 6 owned health center buildings to a subsidiary of G&L Realty Corporation for $22.5 million. Based in Beverly Hills, California, G&L Realty, which is traded on the New York Stock Exchange, is a healthcare real estate investment trust specializing in medical office buildings and other healthcare facilities. The Company has a minority interest in the subsidiary and has entered into 25-year lease commitments for these same buildings. The Company has also advanced approximately $18 million to the subsidiary until permanent financing is obtained.

     The acquisition will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the acquired tangible and identifiable intangible assets and liabilities based on their respective fair values. Final accounting for this acquisition is still subject to various appraisals which must be undertaken to assign values to the tangible and intangible assets acquired.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION

                               GENERAL

     In response to the industry shift to manage and integrate the various components of the health care delivery system, PHP has transformed to a managed care solutions company. Over the past five years, the Company has altered its focus from a historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems and recruiting experienced managed care executives. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1996 and 1995, its commercial business accounted for approximately 50% of PHP's total revenues.

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

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                 Three Months         Nine Months
                              ended January 31,    ended January 31,
                                 1997     1996       1997     1996
                                 ----     ----       ----     ----
Revenues....................    100.0%   100.0%      100.0%  100.0%
Direct costs................     84.3     80.0        80.4    80.5
                                _____    _____       _____   _____
Gross profit................     15.7     20.0        19.6    19.5
General and administrative
 expenses...................     16.2     13.3        13.9    14.2
Reserve for Medicaid
 receivables................     19.4      ---         6.0     ---
Former chairman retirement
 package....................      4.5      ---         1.4     ---
Restructuring charges.......      5.1      ---         1.6     ---
                                _____    _____       _____   _____
Operating income (loss).....    (29.5)     6.7        (3.3)    5.3
Other income (expense)......     (2.0)     3.3        (1.8)    0.7
                                _____    _____       _____   _____
Earnings (loss) before income
taxes.......................    (31.5)    10.0       (5.1)     6.0
Income tax expense (benefit)    (11.9)     2.1       (1.9)     1.7
                                _____    _____       _____   _____
Net earnings (loss).........    (19.6)     7.9       (3.2)     4.3
                                =====    =====       =====   =====


                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

                        RESULTS OF OPERATIONS

         The Three Months Ended January 31, 1997 Compared To
               The Three Months Ended January 31, 1996

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                         January 31, 1997   January 31, 1996

                                 Revenue     % of    Revenue     % of
Division                          (000's)   Total     (000's)   Total
Government Managed Care Services  $22,810    45.2   $24,403      46.1
Commercial Managed Care Services   27,624    52.8    28,483      53.9

Total                             $50,434   100.0   $52,886     100.0

     The Company's revenue decreased by 4.7% or $2.5 million to $50.4 million for the quarter ended January 31, 1997 compared to $52.9 million for the prior year quarter. This decrease in revenues was the result of decreases in both the Government Managed Care Services division and the Commercial Managed Care Services division.

     The Commercial Managed Care Services division revenue decreased by $0.9 million or 3.0%, to $27.6 million for the quarter ended
January 31, 1997, compared to $28.5 million for the quarter ended
January 31, 1996. This overall decrease results from a decrease in enrollment at D.C. Chartered Health Plan, Inc. ("CHP"), the Company's wholly-owned HMO in the District of Columbia, and no current receivable being recorded during the third quarter pending resolution of the issues with the District. CHP believes it is due amounts for enrollees not yet paid for, fee for service billings and a payment rate reduction not actuarially certified. Management believes the Company is due significant payments relating to these non-recorded receivables.
CHP revenues also decreased due to a reduction in the monthly reimbursement rate per member effective November 1, 1996. The revenue decrease at CHP was almost entirely offset by two sources of revenue increases. The first revenue increase was due to increased enrollment at Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO operating in selected markets in the Commonwealth of Virginia, which commenced operations in November 1995. The second revenue increase resulted from revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures, primarily in Connecticut.

     Government Managed Care Services division revenue decreased by $1.6 million or 6.6% to $22.8 million for the quarter ended January 31, 1997, compared to $24.4 million for the quarter ended January 31, 1996. This net decrease in revenues is the result of: (1) the completion of seven ambulatory care projects, two mental health projects, and one medical staffing project on various dates since the prior year third quarter, and (2) a revenue decrease resulting from the Company's decision to terminate its long-term care line of business. These revenue decreases were offset by

                     PHP HEALTHCARE CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


increases due to: (1) one new total managed care correctional facilities project, two new ambulatory care projects, and one new mental health project, which commenced operations on various dates since the prior year third quarter, and (2) an increase in the number of inmates and in the per inmate reimbursement rate at an existing total managed care correctional facilities project.

     The Company's gross profit decreased by 25.4% or $2.7 million, to $7.9 million for the quarter ended January 31, 1997, compared to $10.6 million for the prior year third quarter. As a percentage of revenue, gross profit decreased to 15.7% for the current year third quarter compared to 20.0% for the same period in the prior year. Gross profit decreased in both the Commercial Managed Care Services division and the Government Managed Care Services division.

     The Commercial Managed Care Services division gross profit decrease resulted from CHP operations discussed above and moving costs associated with the Company's utilization management firm including leasehold writeoffs. This decrease was partially offset by an increase in VACHP operations and the ISOC strategic ventures, for the same reasons cited above as causing a net decrease in revenues.

     The Government Managed Care Services division gross profit decreased due to the completion of certain projects as described above and related completion costs, partially offset by increases due to the commencement of operations on new projects as described above.

     General and administrative expenses increased $1.2 million to $8.2 million for the quarter ended January 31, 1997 from $7.0 million for the prior year third quarter. The increase is due to increased salary costs at the corporate headquarters resulting from additional personnel related to the Company's Commercial Managed
Care ISOC initiatives, and the associated office space and sundry cost items that accompany an increase in personnel. Additionally, during the third auqrter, the Company incurred incremental costs associated with the New Jersey ISOC. General and administrative expenses also increased as a result of the VACHP business, which commenced operations in November 1995. As a percentage of revenue, general and administrative expenses increased to 16.2% for the current year third quarter compared to 13.3% during the prior year period.

     During the third quarter ended January 31, 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding these amounts. During February 1997, that process ultimately resulted in an agreement to settle these receivables due the Company for an amount significantly in excess of what the Company had recorded. Subsequently, however, it became evident to the Company, through recent comments in the local press, that payment has been blocked. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. However, in light of the clearly prolonged timeframe to resolve these issues, the Company has determined to recognize this reserve.

                      PHP HEALTHCARE CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     During the third quarter ended January 31, 1997, the Company recognized $2.275 million in expense for a retirement package provided to the Company's Founder, Chairman and Chief Executive
Officer, Charles H. Robbins.

     During the third quarter ended January 31, 1997, the Company incurred restructuring charges of $2.55 million. Within a broad restructuring effort, this charge resulted from two specific decisions made by the Board of Directors.

     In late November 1996, the Company made the strategic decision to terminate its long-term care line of business in the Government Managed Care Services division. The Company determined that maintaining this capability internally was not essential to its success in providing vertically integrated healthcare services, in whole or in part, through the Company's ISOC products. In addition, the Company did not feel that the relationship between the risk it assumed on these projects and the opportunity for profit was adequately balanced. The Company has recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

     Effective January 31, 1997, the Company made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. The elimination of these activities will allow the Company to concentrate its resources and energy on its core missions. Future building and facilities management needs will be fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

     The Company experienced an operating loss of $14.9 million in the current year third quarter, a decrease of $18.4 million as compared to operating income of $3.5 million in the prior year third quarter. Operating margin decreased to a loss of 29.5% compared to earnings of 6.7%. This decrease primarily resulted from the one-time charges against earnings discussed above for the Medicaid reserve, the Chairman's retirement package, and the restructuring charges. Operating income also decreased due to the gross profit decreases in both the Commercial Managed Care and Government Managed Care Services divisions and the increased general and administrative expenses, as discussed above.

     Interest expense increased by $381,000, to $1,360,000 for the quarter ended January 31, 1997, from $979,000 for the quarter ended January 31, 1996. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Interest income remained consistent, decreasing by $12,000, to $470,000 for the quarter ended January 31, 1997 from $482,000 for the quarter ended January 31, 1996.

     The effective income tax rates of 37.8% in the third quarter of fiscal 1997 and 21.1% in the third quarter of fiscal 1996 represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in Virginia Chartered Health Plan, Inc. to University Health Services, is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for the quarter ended January 31, 1996. Exclusive of this gain, the combined effective income tax rate for the quarter would have been 36.8%.

     Net earnings decreased by $14.1 million, to a loss of $9.9 million or $0.72 per share, from net earnings of $4.2 million or $0.31 per share, for the quarters ended January 31, 1997 and 1996, respectively.

                        RESULTS OF OPERATIONS

         The Nine Months Ended January 31, 1997 Compared To
               The Nine Months Ended January 31, 1996

     The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                 January  31, 1997      January  31, 1996
                                 -----------------      -----------------
                                   Revenues     % of   Revenues     % of
Division                             (000's)   Total     (000's)   Total
--------                           --------    -----    -------    -----
Government Managed Care Services   $  75,355  46.4    $ 72,507      49.0
Commercial Managed Care Services      86,925  53.6      75,427      51.0
                                    ________  ____     _______      ____
Total                               $162,280 100.0    $147,934     100.0
                                    ======== =====    ========     =====

     The Company's revenues increased by 9.7% or $14.4 million to $162.3 million for the nine months ended January 31, 1997 compared to $147.9 million for the prior year nine month period. This overall increase results from an increase in both the Commercial Managed Care Services division and the Government Managed Care Services division.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Commercial Managed Care Services division revenues increased by $11.5 million or 15.2%, to $86.9 million for the nine months ended
January 31, 1997, compared with $75.4 million for the nine months ended January 31, 1996. The largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, it was not fully operational during the prior year nine month period. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Additionally, revenues earned from the Company's BCBSNJ ISOC project increased due to greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These Commercial Managed Care
Services division revenue increases were offset by a decrease in CHP revenue related to a decrease in enrollment and no receivables being recorded in the third quarter pending resolution of the issues with the District. CHP believes it is due amount for enrollees not yet paid for, fee for service billings and a payment rate reduction not actuarily certified. Management believes the Company is due significant payments relating to these non-recorded receivables. Addionally, decreases resulted from the non-recurrence of construction revenues earned during the prior year nine month period related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

     Government Managed Care Services division revenues increased by $2.9 million or 3.9% to $75.4 million for the nine months ended January 31, 1997 compared to $72.5 million for the nine month period ended January 31, 1996. This increase in revenues is the result of:
(1) a new total managed care correctional facilities project, three new ambulatory care projects, and one new mental health project which commenced operations on various dates since the prior year nine month period, and (2) an increase in the number of inmates and in the per inmate reimbursement rate at an existing total managed care correctional facilities project. These revenue increases were offset by decreases resulting from the completion of nine ambulatory care projects, two mental health projects and one medical staffing project since the prior year nine month period.

     The Company's gross profit increased by 10.2% or $3.0 million, to $31.8 million for the nine months ended January 31, 1997 compared with $28.8 million during the prior year period. As a percentage of revenue, gross profit increased to 19.6% for the current nine month period compared to 19.5% during the prior year. This gross profit improvement resulted from an increase in the Commercial Managed Care Services division, offset by a slight decrease in the Government Managed Care Services division.

     The Commercial Managed Care Services division gross profit increase was primarily attributable to: (1) the gross profit earned by VACHP, which was not fully operational during the prior year nine month period, (2) increased activity for ISOC development, management and operations related to strategic ventures in Connecticut and other markets, and (3) increased gross profit earned from the BCBSNJ ISOC project resulting from greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These increases were offset by a decrease in revenue related to CHP operations discussed above.

                      PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     The Government Managed Care Services division gross profit net decrease is the result of several increases and decreases. The decreases are attributable to: (1) decreases due to the completion of certain projects as described above, (2) the $300,000 settlement of the Company's outstanding claim with the Department of the Army related to a former PRIMUS project during the prior year second quarter, and (3) a decrease in revenue at one mental health project resulting from a decrease in the scope of service when the contract was renewed near the end of fiscal year 1996. These decreases were offset by increases resulting from: (1) the commencement of operations on new projects as described above, and (2) an increase in the number of inmates and the per inmate reimbursement rate at an existing total managed care correctional facilities project

     General and administrative expenses increased 7.7% or $1.6 million, to $22.6 million for the nine months ended January 31, 1997, from $21.0 million for the same period in the prior year. The increase is due to increased salary costs at the corporate headquarters resulting from additional personnel related to the Company's Commercial Managed Care ISOC initiatives, and the associated office space and sundry cost items that accompany an increase in personnel. General and administrative expenses also increased as a result of the VACHP business which commenced operations in November 1995. As a percentage of revenue, general and administrative expenses decreased to 13.9% for the current year nine month period compared to 14.2% during the prior year nine month period.

     During the third quarter ended January 31, 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding these amounts. During February 1997, that process ultimately resulted in an agreement to settle these receivables due the Company for an amount significantly in excess of what the Company had recorded. Subsequently, however, it became evident to the Company, through recent comments in the local press, that payment has been blocked. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. However, in light of the clearly prolonged timeframe to resolve these issues, the Company has determined to recognize this reserve.

     During the period ended January 31, 1997, the Company recognized $2.275 million in expense for a retirement package provided to the Company's Founder, Chairman and Chief Executive
Officer, Charles H. Robbins.

     During the nine months ended January 31, 1997, the Company incurred restructuring charges of $2.55 million. Within a broad restructuring effort, this charge resulted from two specific decisions made by the Board of Directors.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     In late November 1996, the Company made the strategic decision to terminate its long-term care line of business in the Government Managed Care Services division. The Company determined that maintaining this capability internally was not essential to its success in providing vertically integrated healthcare services, in whole or in part, through the Company's ISOC products. In addition, the Company did not feel that the relationship between the risk it assumed on these projects and the opportunity for profit was adequately balanced. The Company has recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

     Effective January 31, 1997, the Board of Directors made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. The elimination of these activities will allow the Company to concentrate its resources and energy on its core missions. Future building and facilities management needs will be fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

     The Company experienced an operating loss of $5.5 million in the current year nine month period, a decrease of $13.4 million as compared to operating income of $7.9 million for the nine months ended January 31, 1996. Operating margin decreased to a loss of 3.3% compared to earnings of 5.3%. This decrease primarily resulted from the one-time charges against earnings discussed above for the Medicaid reserve, the Chairman's retirement package, and the
restructuring charges.   Operating income also decreased due to the
increased general and administrative expenses, as discussed above, offset by the increased gross profit margins.

     Interest expense increased by $2.0 million to $4.1 million for the nine months ended January 31, 1997, from $2.1 million for the prior year nine month period. This increase in interest expense is due to the increase in the Company's long term debt resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

     Interest income increased by $794,000 to $1,679,000 for the nine months ended January 31, 1997, from $885,000 for the prior year nine month period. This increase is due to the interest earned on the increased cash and cash equivalents currently available to the Company resulting from the issuance of $69.0 million in convertible subordinated debentures in December 1995.

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     The effective income tax rates of 38.0% for the nine months ended January 31, 1997 and 28.5% for the nine months ended January 31, 1996 represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in VACHP to University Health Services, Inc., is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for the nine months ended January 31, 1996. Exclusive of this gain, combined effective income tax rate for the period ended January 31, 1996 would have been 38.0%.

     Net earnings decreased by $11.5 million, to a loss of $5.1 million or $0.37 per share, from net earnings of $6.4 million or $0.48 per share, for the nine months ended January 31, 1997, and 1996, respectively.


                   LIQUIDITY AND CAPITAL RESOURCES

     Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69.0 million of convertible subordinated debentures resulting in net proceeds of $65.8 million. The Company used these proceeds to extinguish all outstanding bank debt and will use the remaining amount to fund expansion of its Commercial Managed Care Services division.

     During the nine months ended January 31, 1997, operations used $10.5 million in cash. This represents a $8.5 million change from the $2.0 million used in operations in the prior year nine month period. This decrease in cash provided by operations is primarily due to a net loss of $5.1 million, delayed payments from BCBSNJ
1 and a decrease in claims payable of $4.5 million in the current year nine month period.

        On February 28, 1997, upon closing the BCBSNJ health center purchase, the Company received over $7.7 million of delayed payments from BCBSNJ prinicpally relating to the period before January 31, 1997.

     The $5.1 million loss is primarily the result of the reserve recorded for the Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, and additional expenses associated with the retirement of the Company's Founder, Chairman and Chief Executive Officer and the Company's restructuring activities in the nine months ended January 31, 1997.

     The decrease in claims payable is attributable to an improved payment cycle and the decrease in enrollment at CHP, partially offset by an increase in enrollment at VACHP.

     The Company's number of days revenue in average outstanding receivables was 72 days for the nine months ended January 31, 1997 compared to 51 days for the prior year nine month period. This increase is due to the difference between the payment and revenue processes on the BCBSNJ project, increased receivables related to the Company's commercial ISOC ventures, and a change in the mix of government contracts such that there are now fewer prepaid contracts.

                     PHP HEALTHCARE CORPORATION


     Investing activities used $8.2 million in cash during the nine months ended January 31, 1997, compared to $555,000 provided during the nine months ended January 31, 1996. These uses of cash for investing activities are entirely due to the acquisition of property and equipment. The increase during the current fiscal period is primarily related to investments made for one new and one expanded ambulatory care clinic in the Government Managed Care Services division, and to certain infrastructure investments the Company has made related to its Commercial Managed Care health enterprise ventures. During the prior year nine month period, the cash provided was due to the sale of a minority interest in a subsidiary, reduced by the acquisition of property and equipment.

     Financing activities used $790,000 in cash during the nine months ended January 31, 1997, compared to $41.9 million provided by financing activities during the nine months ended January 31, 1996. The current nine month use of cash is principally due to advances made to officers. In December 1995, the Company sold $69.0 million of convertible subordinated debentures resulting in net proceeds of $65.8 million. With these proceeds, the Company completely repaid all outstanding bank debt in the prior year nine month period.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   11.0 Statement re: Computation of per share earnings for the three months and nine months ended January 31, 1997 and 1996

   15.1   Letter of Coopers & Lybrand, L.L.P. regarding Unaudited
Interim Financial Statements

                     PHP HEALTHCARE CORPORATION

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini
                                   ANTHONY M. PICINI
                                   Executive Vice President and
                                   Chief Financial Officer





Date:  March 17, 1997

                     PHP HEALTHCARE CORPORATION

                            EXHIBIT INDEX


Exhibit   Item                                                  Page

11.0      Statement re: Computation of per share earnings        23
          for the three months and nine months ended
          January 31, 1997 and 1996

15.1      Letter of Coopers & Lybrand, L.L.P. regarding          24
          Unaudited Interim Financial Statements