Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-03-18
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
                           Amendment No. 1
(Mark One)

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

                     PHP HEALTHCARE CORPORATION

           Condensed Consolidated Statements of Cash Flows
    Three Months and Nine Months Ended January 31, 1997 and 1996
                             (Unaudited)
                           (In thousands)


                                       Three Months      Nine Months
                                       1997     1996     1997     1996
                                       ----     ----     ----     ----
Cash flows from operating activities:
 Net earnings (loss).................$ (9,902) $ 4,160 $ (5,142) $ 6,414
 Adjustments to reconcile net
   earnings (loss) to net cash
   used in operating activities:
    Gain on sale of subsidiary stock.      ---  (2,247)     ---   (2,247)
    Minority interest in earnings
      of subsidiaries................       78     ---      316      ---
    Depreciation and amortization....    1,136   1,188    3,712    3,235
    Increase (decrease) in deferred
      income taxes...................   (3,778)    440    (3,778)  1,882
   Other items, net..................      (21)    (21)      (64)    (61)
 Changes in operating assets and
   liabilities:
   Decrease (increase) in accounts
     receivable, net.................   11,878  (7,776)   (1,346)(13,499)
   Decrease in pharmaceutical and
     medical supplies................      177       5       254       99
   Decrease (increase) in other
     current assets..................    (687)    431    (2,348)    (632)
   Increase in other assets..........    (430)   (195)     (996)    (623)
   Increase (decrease) in accounts
     payable.........................  (3,499) (1,904)   (1,473)     350
   Increase (decrease) in claims
     payable.........................  (1,219) (1,794)   (4,508)     675
   Increase in accrued salaries and
     benefits........................   1,802     549     3,792    1,999
   Increase (decrease) in billings
     in excess of costs..............     934    (583)      861      188
   Decrease in income taxes payable..  (2,845)    ---       ---      ---
   Increase (decrease) in other
     liabilities.....................      89    (196)      177      201
                                      _______  _______  _______  _______
      Net cash used in operating
      activities.....................  (6,287) (7,943)  (10,543)  (2,019)
                                      _______  _______  _______  _______
Cash flows from investing activities:
   Acquisition of property and
    equipment........................  (2,041) (1,112)   (8,166)  (2,445)
   Sale of subsidiary stock..........    ---    3,000      ---     3,000
                                      _______  _______   _______  _______
    Net cash provided by (used in)
      investing activities...........  (2,041)   1,888   (8,166)     555
                                      _______  _______   _______  _______
Cash flows from financing activities:
 Proceeds from issuance of convertible
   subordinated debentures...........     ---   65,831      ---   65,831
 Net repayments under revolving
   promissory notes..................     ---  (17,815)     ---  (20,546)
 Borrowing on notes payable..........     ---      ---      ---    1,918
 Repayments on notes payable.........    (138)  (3,732)    (406)  (5,329)
 Receivables from officers...........       3      (81)    (838)    (259)
 Proceeds from exercise of stock options   97       216     454      328
                                       _______  _______   _______  _______
    Net cash provided by (used in)
     financing activities............     (38)   44,419    (790)   41,943
                                       _______  _______   _______  _______
    Net increase (decrease)
     in cash and cash equivalents....   (8,366)  38,364  (19,499)  40,479
Cash and cash equivalents, beginning
 of period...........................   37,514    3,293   48,647    1,178
                                       _______  _______   _______  _______
Cash and cash equivalents, end of
 period..............................  $29,148  $41,657  $29,148  $41,657
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

     For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding amounts due for the 1992 and 1994 contract years. That process ultimately resulted in an agreement to settle these amounts due the Company for $18.9 million. It is now evident to the Company, however, through recent comments in the local press, that payment has been blocked. Consequently, in light of the clearly prolonged timeframe to resolve these issues, the Company has determined to recognize reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years.

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

     As a result of the several one-time charges against earnings recorded during the third quarter of fiscal year 1997, the Company was not in compliance with certain of the various financial covenants in the borrowing agreement with its primary bank as of January 31, 1997. The Company is in the process of obtaining a waiver for all conditions of noncompliance. At January 31, 1997, the Company had no borrowings under the agreement.

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

(7)  Subsequent Event - Acquisition of New Jersey Family Healthcare
Centers

     On February 28, 1997, the Company purchased 10 healthcare centers from Blue Cross and Blue Shield of New Jersey (BCBSNJ) for approximately $35 million cash, 90,000 shares of the Company's treasury stock, and other consideration. Concurrently, the Company sold the 6 owned health center buildings to a subsidiary of G&L Realty Corporation for $22.5 million. Based in Beverly Hills, California,
G&L Realty, which is traded on the New York Stock Exchange, is a healthcare real estate investment trust specializing in medical office buildings and other healthcare facilities. The Company has a minority interest in the subsidiary and has entered into 25-year lease commitments for these same buildings. The Company has also advanced approximately $18 million as a short-term secured loan to the subsidiary until permanent financing is obtained.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)

                        RESULTS OF OPERATIONS

         The Three Months Ended January 31, 1997 Compared To
               The Three Months Ended January 31, 1996

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                         January 31, 1997   January 31, 1996

                                 Revenue     % of    Revenue     % of
Division                          (000's)   Total     (000's)   Total
Government Managed Care Services  $22,810    45.2   $24,403      46.1
Commercial Managed Care Services   27,624    54.8    28,483      53.9

Total                             $50,434   100.0   $52,886     100.0

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

     The Commercial Managed Care Services division gross profit decrease resulted from CHP operations discussed above and moving costs associated with the Company's utilization management firm, including leasehold writeoffs. This decrease was partially offset by an increase in VACHP operations and the ISOC strategic ventures, for the same reasons cited above as causing a net decrease in revenues.

     The Government Managed Care Services division gross profit decreased due to the completion of certain projects as described above and related completion costs, partially offset by increases due to the commencement of operations on new projects as described above.

     General and administrative expenses increased $1.2 million to $8.2 million for the quarter ended January 31, 1997 from $7.0 million for the prior year third quarter. The increase is due to increased salary costs at the corporate headquarters resulting from additional personnel related to the Company's Commercial Managed
Care ISOC initiatives, and the associated office space and sundry cost items that accompany an increase in personnel. Additionally, during the third quarter, the Company incurred incremental costs associated with the New Jersey ISOC. General and administrative expenses also increased as a result of the VACHP business, which commenced operations in November 1995. As a percentage of revenue, general and administrative expenses increased to 16.2% for the current year third quarter compared to 13.3% during the prior year period.

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

                        RESULTS OF OPERATIONS

         The Nine Months Ended January 31, 1997 Compared To
               The Nine Months Ended January 31, 1996

     The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                 January  31, 1997      January  31, 1996
                                 -----------------      -----------------
                                   Revenues     % of   Revenues     % of
Division                             (000's)   Total     (000's)   Total
--------                           --------    -----    -------    -----
Government Managed Care Services   $  75,355  46.4    $ 72,507      49.0
Commercial Managed Care Services      86,925  53.6      75,427      51.0
                                    ________ _____     _______     _____
Total                               $162,280 100.0    $147,934     100.0
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

                     PHP HEALTHCARE CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION (continued)


     Commercial Managed Care Services division revenues increased by $11.5 million or 15.2%, to $86.9 million for the nine months ended January 31, 1997, compared with $75.4 million for the nine months ended January 31, 1996. The largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, it was not fully operational during the prior year nine month period. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Additionally, revenues earned from the Company's BCBSNJ ISOC project increased due to greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These Commercial Managed Care Services division revenue increases were offset by a decrease in CHP revenue related to a decrease in enrollment and no receivables being recorded in the third quarter pending resolution of the issues with the District. CHP believes it is due amounts for enrollees not yet paid for, fee for service billings and a payment rate reduction not actuarially certified. Management believes the Company is due significant payments relating to these non-recorded receivables. Additionally, decreases resulted from the non-recurrence of construction revenues earned during the prior year nine month period related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

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

     On February 28, 1997, upon closing the BCBSNJ health center purchase, the Company received over $7.7 million of delayed payments from BCBSNJ principally relating to the period before January 31, 1997.

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