Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-03-21
CIK 803568

Securities and Exchange Commission
                      Washington, DC 20549
                        -----------------
                            FORM 10-Q
                         AMENDMENT NO. 2
(Mark One)

  [X]  Quarterly Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997.

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                 Commission file number 0-16235

                   PHP Healthcare Corporation
_________________________________________________________________
(Exact name of registrant as specified in its charter)

     Delaware                                      54-1023168
_________________________________________________________________
(State or other jurisdiction of                (IRS Employer
Incorporation or organization)                 Identification No.)

           11440 Commerce Park Drive, Reston, VA 20191
_________________________________________________________________
(Address of principal executive offices)

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

                         AMENDMENT NO. 2

     The undersigned registrant hereby files this Amendment No. 2 for the purpose of amending Part II, Item 4 as set forth below.


                   PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The 1996 annual meeting of shareholders was held on November 25, 1996. The nominees for Director elected at the meeting were as follows:

                                              Votes Cast
            Nominee                       For          Withheld

        Robert L. Bowles, Jr.         9,680,594         62,670
        Donald J. Ruffing             9,662,787         80,477
        Joseph G. Mathews             9,679,496         63,768


     The other directors whose term of office continued after the meeting were Paul T. Cuzmanes, Jack M. Mazur, Charles P. Reilly,
Charles H. Robbins, George E. Schafer, M.D., and  Michael  D.
Starr. Mr. Robbins subsequently retired from the Board of Directors effective January 31, 1997.

      At the 1996 annual meeting, the stockholders also approved the PHP Healthcare Corporation 1996 Incentive Plan, with holders of 8,949,067 shares voting for approval, holders of 390,549 shares voting against approval, and holders of 36,304 shares abstaining.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)


                              By:  /s/ Anthony M. Picini
                                   __________________________
                                   ANTHONY M. PICINI
                                   Executive Vice President and
                                   Chief Executive Officer


Date:  March 21, 1997