Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-03-31
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
                           Amendment No. 3
(Mark One)

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


                                       Three Months      Nine Months
                                       1997    1996      1997    1996
                                       ----    ----      ----    ----
Revenues............................ $50,434 $52,886  $162,280 $147,934

Direct costs........................  42,543  42,305   130,510  119,100
                                     _______ _______  ________ ________
     Gross profit...................   7,891  10,581    31,770   28,834

General and administrative expenses.   8,165   7,039    22,584   20,971
Reserve for Medicaid receivables
  (note 2)..........................   9,822     ---     9,822      ---
Former chairman retirement package
  (note 4)..........................   2,275     ---     2,275      ---
Restructuring charges (note 5)......   2,550     ---     2,550      ---
                                     _______ _______  ________ ________
     Operating income (loss)........ (14,921)  3,542    (5,461)   7,863

Other income (expense):
   Interest expense.................  (1,360)   (979)   (4,128)  (2,076)
   Interest income..................     470     482     1,679      885
   Miscellaneous income (expense)...     (34)    (20)      (67)      49
   Gain on sale of subsidiary stock.     ---   2,247       ---    2,247
   Minority interest in earnings of
     subsidiaries...................     (78)    ---      (316)     ---
                                     _______ _______  ________ ________
     Earnings (loss) before income
     taxes.......................... (15,923)  5,272    (8,293)   8,968

Income tax expense (benefit)........  (6,021)  1,112    (3,151)   2,554
                                     _______ _______  ________ ________
      Net earnings (loss)........... $(9,902)$ 4,160   $(5,142) $ 6,414
                                     ======= =======  ======== ========
Net earnings (loss) per share....... $ (0.90)$  0.31  $  (0.47)$   0.48
                                     ======= =======  ======== ========
Weighted average number of common
  and common equivalent shares
  outstanding......................   11,005  13,603    10,986   13,280
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

     Net earnings decreased by $14.1 million, to a loss of $9.9 million or $0.90 per share based on 11,005,322 weighted average shares outstanding, from net earnings of $4.2 million or $0.31 per share based on 13,602,746 weighted average shares and equivalent shares outstanding, for the quarters ended January 31, 1997 and 1996, respectively. The accounting guidelines prohibit the inclusion of the common share equivalents in the per share calculation during periods when a net loss has occurred. If the common share equivalents were included in the current period per share calculation, the loss per share would be $0.72.

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

     Net earnings decreased by $11.5 million, to a loss of $5.1 million or $0.47 per share based on 10,985,794 weighted average shares outstanding, from net earnings of $6.4 million or $0.48 per share based on 13,280,459 weighted average shares and equivalent shares outstanding, for the nine months ended January 31, 1997, and 1996, respectively. The accounting guidelines prohibit the inclusion of the common share equivalents in the per share calculation during periods when a net loss has occurred. If common share equivalents were included in the current period per share calculation, the loss per share would be $0.37.


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


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

   3.1    Articles of Incorporation of PHP Healthcare Corporation

   3.2    Bylaws of PHP Healthcare Corporation

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

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini
                                   ANTHONY M. PICINI
                                   Executive Vice President and
                                   Chief Financial Officer





Date:  March 31, 1997

                     PHP HEALTHCARE CORPORATION

                            EXHIBIT INDEX


Exhibit   Item                                                  Page

3.1       Articles of Incorporation of PHP Healthcare
          Corporation

3.2       Bylaws of PHP Healthcare Corporation

11.0 Statement re: Computation of per share earnings for the three months and nine months ended
          January 31, 1997 and 1996

15.1      Letter of Coopers & Lybrand, L.L.P. regarding
          Unaudited Interim Financial Statements