Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-04-03
CIK 803568

Securities and Exchange Commission
                        Washington, DC 20549
                          -----------------
                              FORM 10-Q
                           Amendment No. 4
(Mark One)

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

                         AMENDMENT NO. 4

     The undersigned registrant hereby files this Amendment No. 4 (the "Amendment") for the purposes of amending (i) Part I, Item 1 to include the report of Coopers & Lybrand L.L.P., dated March 31, 1997 and (ii) Part II, Item 6, to include the letter of Coopers & Lybrand L.L.P., dated April 3, 1997 regarding unaudited interim financial statements. The Amendment is set forth below.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 [Coopers & Lybrand Letterhead]


                Report of Independent Accountants

To the Board of Directors of PHP Healthcare Corporation:

We have reviewed the accompanying Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows of PHP Healthcare Corporation and consolidated subsidiaries as of January 31, 1997, and for the three month and nine month periods ended January 31, 1997 and 1996, included on page 3 through 9 of this Form 10-Q/A-3. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The Company's original Form 10 Q dated March 17, 1997, has been amended on Form 10 Q/A-3 dated March 31, 1997, to correct an error in the calculation of earnings per share for the three month and nine month periods ended January 31, 1997.

                              COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 31, 1997

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

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

       3.1    Articles of Incorporation of PHP Healthcare Corporation*

       3.2    Bylaws of PHP Healthcare Corporation*

      11.0 Statement re: Computation of per share earnings for the three months and nine months ended January 31, 1997 and 1996*

      15.1 Letter of Coopers & Lybrand L.L.P. regarding Unaudited Interim Financial Statements













_______________________
*     Previously filed as an Exhibit to the Company's Form  10-Q,
Amendment   No.  3,  filed  with  the  Securities  and   Exchange
Commission on March 31, 1997.

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

                              PHP HEALTHCARE CORPORATION
                                   (Registrant)



                              By:   /s/ Anthony M. Picini
                                   ANTHONY M. PICINI
                                   Executive Vice President and
                                   Chief Financial Officer





Date:  April 3, 1997

                   PHP HEALTHCARE CORPORATION

                          EXHIBIT INDEX


Exhibit         Item

  3.1           Articles of Incorporation of PHP Healthcare Corporation*

  3.2           Bylaws of PHP Healthcare Corporation*

 11.0 Statement re: Computation of per share earnings for the three months and nine months ended January 31, 1997 and 1996*

 15.1 Letter of Coopers & Lybrand L.L.P. regarding Unaudited Interim Financial Statements


















_______________________
*     Previously filed as an Exhibit to the Company's Form  10-Q,
Amendment   No.  3,  filed  with  the  Securities  and   Exchange
Commission on March 31, 1997.