Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-04-29
CIK 803568

                           Securities and Exchange Commission
                                  Washington, DC  20549
                                  ---------------------
                                        FORM 10-Q

(Mark One)

    /x/ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 1997.

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  ----------------
                      Commission file number 0-16235

                         PHP Healthcare Corporation

------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                 54-1023168

------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
Incorporation or organization)                         Identification No.)

                  11440 Commerce Park Drive, Reston, VA  20191

------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code

                        (703)758-3600

------------------------------------------------------------------------------

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share, outstanding as of January 31, 1997, 11,014,444 shares.

                                    AMENDMENT NO. 5


    The undersigned registrant hereby files this Amendment No. 5 (the "Amendment") for the purposes of amending Part II, Items 5 and 6.
The Amendment is set forth below.


                             PART II.  OTHER INFORMATION


Item 5.  Other Information

    On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owns a minority interest (the "REIT") acquired ten primary care facilities located throughout New Jersey formerly operated by Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"). The ten health centers were originally designed, built and managed by the Company under a management agreement with BCBSNJ. Under the management agreement, the Company recruited physicians and other center staff, developed an integrated referral network of medical and surgical specialists, and designed the utilization, case management and quality assurance systems for the health centers.



    The total consideration paid by the Company and the REIT to BCBSNJ, approximately $35 million, was determined through arms' length negotiations between the Company and BCBSNJ. Of the $35 million received by BCBSNJ, $22 million was paid by the REIT and the balance was paid by the Company, including $10.6 million in cash plus 90,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term secured loans and $2 million in long-term secured loans, until permanent financing is obtained.
 The Company's portion of the cash consideration paid to BCBSNJ and the amounts contributed or advanced to the REIT were obtained from a combination of cash on hand, equipment lease financing and borrowings on its bank line of credit.



    The Company intends to use the health centers as the cornerstone of a provider sponsored integrated health care delivery network to be operated on a non-exclusive basis for BCBSNJ, and other third party payors, including HMOs. The integrated health care delivery network will operate under the name Pinnacle Health Enterprises and resemble other provider service networks managed by the Company in Connecticut and Georgia, which align the Company with local hospital and physical partners.

    In addition, the physicians previously employed at the health centers are now employed by a professional medical group affiliated with the Company. Concurrent with the purchase agreement the Company and BCBSNJ entered into a network services agreement pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation based on market rates. Under the network services agreement, BCBSNJ has guaranteed certain global capitation payments to the Company over a three year period.

    A copy of the press release issued by the Company on March 5, 1997 is attached hereto as Exhibit 99.1. Reference is also made to the discussion set forth above in Note 7 to the Company's Condensed Consolidated Financial Statements dated as of and for the three month period ended January 31, 1997.


    The Company intends to file Financial Statements related to the business acquired from BCBSNJ as soon as practible, but in no event later than May 16, 1997.



Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits



    10.1     Health Center Purchase Agreement


    15.1     Letter of Coopers & Lybrand L.L.P.
             regarding Unaudited Interim Financial Statements


    99.1     Press Release dated March 5, 1997

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       PHP HEALTHCARE CORPORATION
                                       (Registrant)


                                       By:  /s/ Anthony M. Picini
                                            ____________________________
                                            ANTHONY M. PICINI
                                            Executive Vice President and
                                            Chief Executive Officer

Date:  April 28, 1997

                           PHP HEALTHCARE CORPORATION

                                    EXHIBIT INDEX


Exhibit       Item



10.1         Health Center Purchase Agreement


15.1         Letter of Coopers & Lybrand L.L.P.
             regarding Unaudited Interim Financial Statements

99.1         Press Release dated March 5, 1997