Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-05-16
CIK 803568

                                                               DRAFT#2 - 5/15/97

                          Securities and Exchange Commission
                                 Washington, DC 20549
                                  -----------------
                                    FORM 10-Q/A-6

(Mark One)

  / X/ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997.

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                            Commission file number 0-16235

                              PHP HEALTHCARE CORPORATION
  _____________________________________________________________________________
(Exact name of registrant as specified in its charter)

    DELAWARE                                                    54-1023168
_______________________________________________________________________________
(State or other jurisdiction of                       (IRS Employer
Incorporation or organization)                        Identification No.)

                     11440 COMMERCE PARK DRIVE, RESTON, VA 20191
 ______________________________________________________________________________
(Address of principal executive offices)

Registrant's telephone number including area code

                                    (703) 758-3600
 ______________________________________________________________________________


_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

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

                                   AMENDMENT NO. 6


    The undersigned registrant hereby files this Amendment No. 6 (the "Amendment") for purposes of amending Part II, Item 5. The Amendment is set forth below:

ITEM 5.  OTHER INFORMATION

    Item 5 of Form 10-Q/A of PHP Healthcare Corporation (the "Company") dated April 29, 1997, is hereby amended in its entirety as follows:

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

    The total consideration paid by the Company and the REIT to BCBSNJ, approximately $35 million, was determined through arms' length negotiations between the Company and BCBSNJ. Of the $35 million received by BCBSNJ, $22 million was paid by the REIT and the balance was paid by the Company, including $10.6 million in cash and 90,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term secured loans and $2 million in long-term secured loans until permanent financing is obtained. The Company's portion of the cash consideration paid to BCBSNJ and the amounts contributed or advanced to the REIT were obtained from a combination of cash on hand, equipment lease financing and borrowings on its bank line of credit.

    The Company will use the health centers as the cornerstone of a provider sponsored integrated health care delivery network to be operated on a non-exclusive basis for BCBSNJ, and other third party payors, including HMOs. The integrated health care delivery network will operate under the name Pinnacle Health Enterprises and resemble other provider service networks managed by the Company in Connecticut and Georgia, which align the Company with local hospital and physician partners.

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

    The following documents are included in this report:

    (a)  Financial statements of the business acquired.

    - Health Center Operations of Blue Cross Blue and Shield of New Jersey, Inc. financial statements as of and for the year ended December 31, 1996, together with Report of Independent Public Accountants.

    (b)  Pro forma financial information.

         The following pro forma financial information is required by Article 11 of Regulation S-X.

    - PHP Healthcare Corporation Pro Forma Consolidated Balance Sheet as of January 31, 1997, which reflects the acquisition of the Health Center Operations as of that date (unaudited).

    - PHP Healthcare Corporation Pro Forma Combined Statements of Operations for the Nine Months ended January 31, 1997 (unaudited).

    - PHP Healthcare Corporation Pro Forma Combined Statements of Operations for the Year ended April 30, 1996 (unaudited).

    - PHP Healthcare Corporation Notes to Pro Forma Combined Financial Statements for the Year ended April 30, 1996 (unaudited) and the Nine Months ended January 31, 1997 (unaudited).

                              PHP HEALTHCARE CORPORATION

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       PHP HEALTHCARE CORPORATION
                                       --------------------------
                                       (Registrant)



                                       By:   /s/ Anthony M. Picini
                                            -------------------------
                                            ANTHONY M. PICINI
                                            Executive Vice President and
                                            Chief Financial Officer





Date:   MAY 16, 1997
      ------------------

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                     FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996

                TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                       [Arthur Andersen LLP logo appears here]





                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Blue Cross and Blue Shield of New Jersey, Inc.:

    We have audited the accompanying statement of assets and liabilities of the Health Center Operations of Blue Cross Blue and Shield of New Jersey, Inc. (an operating segment of Blue Cross and Blue Shield of New Jersey, Inc.) as of December 31, 1996, and the related statement of operations for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    As discussed in Note 1 to the financial statements, the accompanying financial statements present the carved-out portion of Blue Cross and Blue Shield of New Jersey, Inc.'s assets and liabilities and results of operations, referred to as the Health Center Operations, and may not necessarily be indicative of the financial position or results of operations that would have existed if the Health Center Operations had been operated as an unaffiliated company. Certain expenses are the result of allocations of total expenses incurred by Blue Cross and Blue Shield of New Jersey, Inc.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Health Center Operations of Blue Cross and Blue Shield of New Jersey, Inc. as of December 31, 1996, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 15, 1997

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                         STATEMENT OF ASSETS AND LIABILITIES
                                  DECEMBER 31, 1996


                                        ASSETS
                                        ------

Current assets:
   Accounts receivable. . . . . . . . . . . . . . . . . . . .   $  650,000
   Inventories. . . . . . . . . . . . . . . . . . . . . . . .      686,619
   Prepaid expenses and other . . . . . . . . . . . . . . . .       57,183
                                                                  ---------

     Total current assets . . . . . . . . . . . . . . . . . .    1,393,802

Property and equipment:
   Equipment. . . . . . . . . . . . . . . . . . . . . . . . .    6,843,634
   Leasehold improvements . . . . . . . . . . . . . . . . . .    5,229,359
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,072,907
   Building . . . . . . . . . . . . . . . . . . . . . . . . .   12,234,282
                                                                  ---------
                                                                30,380,182
   Less accumulated depreciation and amortization . . . . . .   (4,453,724)
                                                                -----------

     Property and equipment, net  . . . . . . . . . . . . . .   25,926,458

Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .      165,960
                                                                 ---------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $27,486,220
                                                               -----------
                                                               -----------

                                     LIABILITIES
                                     -----------

Obligations under capital lease, current portion . . . . . . .   $1,270,000
Obligations under capital lease, of net of current portion . .    2,223,000
Commitments and Contingencies, (Note 4)

                           ASSETS IN EXCESS OF LIABILITIES
                           -------------------------------

Assets in excess of liabilities . . . . . . . . . . . . . . .   23,993,220
                                                                ----------

Total liabilities and assets in excess of liabilities . . . .  $27,486,220
                                                               -----------
                                                               -----------


The accompanying notes to financial statements are an integral part of this statement.

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                               STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31, 1996



Revenues:
   Capitation . . . . . . . . . . . . . . . . . . . . . . . . $  3,666,058
   Fee for service. . . . . . . . . . . . . . . . . . . . . .    4,499,906
                                                                 ---------
     Total Revenues . . . . . . . . . . . . . . . . . . . . .    8,165,964
                                                                 ---------

Expenses:
   Physician expenses . . . . . . . . . . . . . . . . . . . .    6,380,275
   Center operating expenses. . . . . . . . . . . . . . . . .   13,973,647
   Facility costs . . . . . . . . . . . . . . . . . . . . . .    3,974,464
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,061,766
                                                                 ---------
     Total Expenses . . . . . . . . . . . . . . . . . . . . .   25,390,152
                                                                ----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . $(17,224,188)
                                                               ------------
                                                               ------------

The accompanying notes to financial statements are an integral part of this statement.

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                            NOTES TO FINANCIAL STATEMENTS


1)   DESCRIPTION OF OPERATIONS INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS

     On February 28, 1997, PHP Healthcare Corporation ("PHP") acquired certain assets and assumed certain liabilities from Blue Cross and Blue Shield of New Jersey's Health Center operations. The accompanying statement of assets and liabilities and statement of operations present the carved-out portion of the Health Center Operations. This carved-out portion is herein referred to as the "Health Center Operations" (the "HCO"). Concurrent with the purchase, PHP and BCBSNJ entered into a network services agreement pursuant to which PHP provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation. Under the network services agreement, BCBSNJ has guaranteed certain global capitation payments to PHP over a three year period. However, the effects of the network services agreement are not included in the statement of operations. These assets and liabilities and results of operations may not necessarily be indicative of the financial position or results of operations that would have existed if the Health Center Operations had been operated as an unaffiliated company. Certain expenses are the result of allocations of total expenses incurred by Blue Cross and Blue Shield of New Jersey.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     RECOGNITION OF REVENUE

     (A)  CAPITATION REVENUES

          Primary Care capitation revenues are recorded as revenue in the month for which the covered member is entitled to primary care service. Capitation revenue from a related party accounted for approximately 100% of total capitation revenues in 1996.

     (B)  FEE FOR SERVICE REVENUES

          Fee for service revenues are recorded in the month for which the services are provided.

     INVENTORIES

     Inventories, consisting principally of pharmaceuticals and medical supplies held for resale, are stated at the lower of cost or net realizable value. Cost is determined by specific identification.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor replacements, and maintenance and repairs that do not increase the useful lives of the property are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, ranging from five to thirty years.

     INCOME TAXS

     The HCO's financial statements have been presented or carved-out basis. BCBSN has not allocated any income tax benefit to the HCO for 1996.
                                          8

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  EMPLOYEE BENEFIT AND HEALTH PLANS

     SAVINGS AND INVESTMENT PLAN

     The physicians, together with other Blue Cross and Blue Shield of New Jersey subsidiaries, participate in a qualified defined contribution savings plan covering substantially all full-time employees as allowed under Section 401(k) of the Internal Revenue Code. All physicians with six months of service are eligible for membership. Total expenses allocated for participating physicians in the health centers was approximately $96,000 in 1996.

     PENSION AND RETIREMENT PLAN

     Substantially all the health center physicians, together with employees of other Blue Cross and Blue Shield of New Jersey subsidiaries are covered under a pension plan which provides benefits based upon employee compensation and years of service. The costs allocated to the HCO were approximately $289,000 for 1996.

(4)  COMMITMENTS AND CONTINGENCIES


     The HCO has leases for health center space, and equipment that expire on various dates over the next eight years. The health center leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expenses for leases for the year was approximately $2.4 million.

     Future minimum rental payments under noncancelable leases at December 31, 1996, are as follows: $1.4 million in 1997, $1.4 million in 1998, $1.4 million in 1999, $1.4 million in 2000, $1.4 million in 2001, and
     $4.4 million thereafter.

                             HEALTH CENTER OPERATIONS OF
                    BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(5)  RELATED PARTY TRANSACTIONS

     Overhead costs of approximately $135,000 were allocated to the HCO by PHP for the year ended December 31, 1996.

                     PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                       PRO FORMA COMBINED FINANCIAL STATEMENTS


     On February 28, 1997, the PHP Healthcare Corporation (the "Company") acquired ten health care centers ("HCO") from Blue Cross and Blue Shield of New Jersey ("BCBSNJ"). This transaction was accounted for as a purchase.

     The Pro Forma Combined Statement of Operations for the year ended April 30, 1996 and the nine months ended January 31, 1997, and the Pro Forma Combined Balance Sheet of the Company as of January 31, 1997, give effect to the acquisition of the HCO which was completed on February 28, 1997. The adjustments related to the Pro Forma Combined Statement of Operations assume the transaction was consummated effective May 1, 1995.

     The Pro Forma financial information is not necessarily indicative of the results of operations which would have been attained had the acquisition been consummated on the date indicated or that which may be attained in the future. The Pro Forma financial information should be read in conjunction with the historical consolidated financial statements of PHP and the HCO.

                                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                      PRO FORMA COMBINED BALANCE SHEETS
                                                     AS OF JANUARY 31, 1997 (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       ACTUAL
                                                                       ------
                                                                                          PRO FORMA      PRO FORMA
                                                                 PHP            HCO       ADJUSTMENTS    COMBINED
                                                                 ---            ---       -----------    --------

ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . .        $ 29,148                  $ (11,181)(1)    $  17,967
   Accounts receivable, net  . . . . . . . . . . . . .          47,924      $     650     (10,190)(2)       38,384
   Pharmaceutical and medical supplies . . . . . . . .             785            630                        1,415
   Receivables from officers . . . . . . . . . . . . .           4,101                                       4,101
   Other current assets. . . . . . . . . . . . . . . .           6,395            166                        6,561
                                                              --------      ---------    --------        ---------
       Total current assets . . . . . . . . . . . . . .         88,353          1,446     (21,371)          68,428
Property and equipment, net . . . . . . . . . . . . . .         27,595         25,552       5,228(3)        58,375
Intangible assets . . . . . . . . . . . . . . . . . . .          2,959                     10,670(4)        13,629
Deferred income taxes . . . . . . . . . . . . . . . . .          1,321                                       1,321
Receivables from officers, net. . . . . . . . . . . . .          1,072                                       1,072
Other assets. . . . . . . . . . . . . . . . . . . . . .          5,440            108                        5,548
                                                              --------      ---------    --------        ---------
                                                              $126,740      $  27,106   $  (5,473)        $148,373
                                                              --------      ---------    --------        ---------
                                                              --------      ---------    --------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of notes payable - other. . . . .            574                      9,200(1)          9,774
   Accounts payable . . . . . . . . . . . . . . . . . .          8,046                                        8,046
   Claims payable - medical services. . . . . . . . . .          4,646                      2,891(5)          7,537
   Accrued salaries and benefits  . . . . . . . . . . .         15,020                                       15,020
   Deferred income taxes. . . . . . . . . . . . . . . .          1,322                                        1,322
   Billings in excess of costs. . . . . . . . . . . . .          1,105                                        1,105
                                                              --------      ---------    --------         ---------
       Total current liabilities. . . . . . . . . . . .         30,713                     12,091            42,804
Notes payable - other, net of current liabilities . . .          1,486          3,506          94(1)          5,086
Convertible subordinated debentures . . . . . . . . . .         65,986                                       65,986
Deferred gain on sale of building . . . . . . . . . . .            938                                          938
Other liabilities . . . . . . . . . . . . . . . . . . .            696                                          696
                                                              --------      ---------    --------         ---------
       Total liabilities. . . . . . . . . . . . . . . .         99,819          3,506      12,185           115,510
                                                              --------      ---------    --------         ---------
Assets in excess of liabilities . . . . . . . . . . . .                        23,600     (23,600)              ---

Minority interest . . . . . . . . . . . . . . . . . . .            862                      3,542(6)          4,404
                                                              --------      ---------    --------         ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares
   authorized, none issued. . . . . . . . . . . . . . .            ---
   Common stock, $.01 par value, 25,000,000 shares
   authorized, 14,272,929 shares in January . . . . . .            143                                          143
   Additional paid-in capital . . . . . . . . . . . . .         30,982                      2,400(7)         33,382
   Note receivable from sale of stock . . . . . . . . .           (900)                                        (900)
   Retained earnings. . . . . . . . . . . . . . . . . .          2,406                                        2,406
   Treasury stock, 3,258,485 common shares, at cost . .         (6,572)                                      (6,572)
                                                              --------      ---------    --------         ---------
   Total stockholders' equity . . . . . . . . . . . . .         26,059                      2,400            28,459
Contingencies . . . . . . . . . . . . . . . . . . . . .
                                                              --------      ---------    --------         ---------
                                                              $126,740      $  27,106   $  (5,473)        $ 148,373
                                                              --------      ---------   ----------        ---------
                                                              --------      ---------   ----------        ---------

The accompanying notes are an integral part of this statement.



                                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                 PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                                 FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                                                 (UNAUDITED)
                                                   (IN  THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      ACTUAL
                                                                      ------
                                                                                          PRO FORMA                   PRO FORMA
                                                                 PHP            HCO      ADJUSTMENTS                   COMBINED
                                                                 ---            ---      -----------                   --------

Revenues . . . . . . . . . . . . . . . . . . . . . . .        $162,280       $  7,287     $   12,231 (8)               $181,798


Direct costs . . . . . . . . . . . . . . . . . . . . .         130,510         19,361           (121)(9)(10)(11)        149,750
                                                              --------        -------       --------                  ---------

   Gross profit. . . . . . . . . . . . . . . . . . . .          31,770       (12,074)         12,352                     32,048

General and administrative expenses. . . . . . . . . .          22,584                                                   22,584
Reserve for Medicaid receivables (note 2). . . . . . .           9,822                                                    9,822
Former chairman retirement package (note 4). . . . . .           2,275                                                    2,275
Restructuring charges (note 5) . . . . . . . . . . . .           2,550                                                    2,550
                                                              --------       --------        --------                 ---------
   Operating income (loss) . . . . . . . . . . . . . .          (5,461)      (12,074)         12,352                     (5,183)

Other income (expense):
       Interest expense. . . . . . . . . . . . . . . .          (4,128)                                                  (4,128)
       Interest income . . . . . . . . . . . . . . . .           1,679                                                    1,679
       Miscellaneous income (expense). . . . . . . . .             (67)                                                     (67)
              Minority interest in earnings of
            subsidiaries . . . . . . . . . . . . . . .            (316)                                                    (316)
                                                            ----------    -----------      ---------                 ----------
   Earnings (loss) before income taxes . . . . . . . .          (8,293)      (12,074)         12,352                     (8,015)

Income tax expense (benefit) . . . . . . . . . . . . .          (3,151)           ---            105                     (3,046)
                                                            ----------    -----------      ---------                 ----------

   Net earnings (loss) . . . . . . . . . . . . . . . .      $   (5,142)   $  (12,074)      $  12,247                 $   (4,969)
                                                            ----------    -----------      ---------                 ----------
                                                            ----------    -----------      ---------                 ----------


Net earnings (loss) per share. . . . . . . . . . . . .      $    (0.47)                                              $    (0.45)
                                                            ----------                                               ----------
                                                            ----------                                               ----------

Weighted average number of common                                                                                        11,076
and common equivalent shares outstanding . . . . . . .          10,986                                                   11,986
                                                            ----------                                               ----------
                                                            ----------                                               ----------


The accompanying notes are an integral part of this statement.

                                                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                 PRO FORMA COMBINED STATEMENT OF OPERATIONS

                                                    YEAR ENDED APRIL 30, 1996 (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       ACTUAL
                                                                       ------

                                                                                           PRO FORMA                  PRO FORMA
                                                                PHP             HCO       ADJUSTMENTS                 COMBINED
                                                                ---             ---       -----------                 --------
Revenues . . . . . . . . . . . . . . . . . . . . . . .        $203,360    $     9,400      $    (294)(8)               $212,466

Direct costs . . . . . . . . . . . . . . . . . . . . .         163,582         22,136         (5,912)(9)(10)(11)        179,806
                                                            ----------    -----------      ---------                 ----------

   Gross profit. . . . . . . . . . . . . . . . . . . .          39,778        (12,736)         5,618                     32,660
General and administrative expenses. . . . . . . . . .          27,173            ---            ---                     27,173
                                                            ----------    -----------      ---------                 ----------
   Operating income (loss) . . . . . . . . . . . . . .          12,605        (12,736)         5,618                      5,487

Other income (expense):
       Interest expense. . . . . . . . . . . . . . . .          (3,363)                                                  (3,363)
       Interest income . . . . . . . . . . . . . . . .           1,448                                                    1,448
       Miscellaneous income (expense). . . . . . . . .              69                                                       69
       Gain on sale of subsidiary stock. . . . . . . .           2,247                                                    2,247
       Minority interest in earnings of
       subsidiaries. . . . . . . . . . . . . . . . . .             212                                                      212
                                                            ----------    -----------      ---------                 ----------
            Earnings (loss) before income taxes. . . .          13,218        (12,736)         5,618                      6,100
Income tax expense (benefit) . . . . . . . . . . . . .           4,100            ---         (2,209)                     1,891
                                                            ----------    -----------      ---------                 ----------
            Net earnings (loss). . . . . . . . . . . .        $  9,118    $   (12,736)     $   7,827                   $  4,209
                                                            ----------    -----------      ---------                 ----------
                                                            ----------    -----------      ---------                 ----------
Net earnings (loss) per share:
   Primary   . . . . . . . . . . . . . . . . . . . . .        $    .68                                                 $   0.31
                                                            ----------                                               ----------
                                                            ----------                                               ----------
   Diluted   . . . . . . . . . . . . . . . . . . . . .        $    .66                                                 $   0.30
                                                            ----------                                               ----------
                                                            ----------                                               ----------

Weighted average number of common
and common equivalent shares outstanding:
   Primary   . . . . . . . . . . . . . . . . . . . . .          13,429                                                   13,519
                                                            ----------                                               ----------
                                                            ----------                                               ----------
   Diluted   . . . . . . . . . . . . . . . . . . . . .          13,873                                                   13,963
                                                            ----------                                               ----------
                                                            ----------                                               ----------


The accompanying notes are an integral part of this statement.

                     PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED APRIL 30, 1996 (UNAUDITED) AND
                        THE NINE MONTHS ENDED JANUARY 31, 1997

(1)  CASH PAID AND DEBT INCURRED

The pro forma adjustment to cash and notes payable represents cash paid to BCBSNJ and advances made to the REIT subsidiary.

(2)  ACCOUNTS RECEIVABLE

The pro forma adjustment to accounts receivable represents payments on amounts due to PHP net of acquired accounts receivables.

(3)  PROPERTY AND EQUIPMENT

The pro forma adjustment to property and equipment represents the increase in the estimated fair value of the acquired property and equipment.

(4)  INTANGIBLE ASSETS

The pro forma adjustment to intangible assets represents the addition to intangible assets resulting from the excess of the purchase price paid in the acquisitions over the fair market value of the tangible net assets acquired. The allocations of intangible assets are based on current estimates. Such amounts may ultimately be modified on valuations to be obtained.

(5)  CLAIMS PAYABLE

The pro forma adjustment to claims payable represents the estimated incurred but not reported claims costs for services provided under the global capitation network services agreement.

(6)  REIT PARTICIPATION

The pro forma adjustment to minority interest represents the investment by the parent REIT into the REIT subsidiary which, due to PHP's significant advances to the REIT subsidiary, will be accounted for as a minority interest with the REIT subsidiary consolidated into PHP.

(7)  STOCK ISSUANCE

The pro forma adjustment to additional paid-in-capital represents the value of the shares issued by PHP to BCBSNJ in conjunction with the acquisition.

(8)  GLOBAL CAPITATION

The pro forma adjustment to revenues represents the expansion from primary care capitation to global capitation. Also included in this adjustment is the elimination of revenues recorded by PHP under its previous arrangement with BCBSNJ for management and operations of the centers.

(9)  EXPANDED SERVICE COSTS

The pro forma adjustment to direct costs represents the estimated costs of providing additional services under global capitation included in the network services agreement. Also included in this adjustment is the elimination of the health center costs recorded by PHP under its previous arrangement with BCBSNJ for management and operations of the centers.

(10) NONRECURRING COSTS

The pro forma adjustment to direct costs represents the elimination of certain nonrecurring costs related to allocations charged by the parent company for data processing and other administrative services. Also included in this adjustment in the elimination of costs associated with the restructuring of the health center operations.

(11) AMORTIZATION EXPENSE

The pro forma adjustment to direct costs represents the increase in amortization of intangible assets recorded in conjunction with the acquisition utilizing the historical amortization policies of PHP.