Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1997-07-28
CIK 803568

                   Securities and Exchange Commission
                         Washington, DC 20549
                          -----------------
                            FORM 10-Q/A-7
                                DRAFT

(Mark One)

/X/ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended January 31, 1997.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to _____________

                     Commission file number 0-16235

                       PHP HEALTHCARE CORPORATION
-----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         DELAWARE                                         54-1023168
-----------------------------                  ------------------------------
(State or other jurisdiction of                          (IRS Employer
 Incorporation or organization)                        Identification No.)

               11440 Commerce Park Drive, Reston, VA 20191
-----------------------------------------------------------------------------
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                               (703) 758-3600
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

                             Amendment No. 7

    The undersigned registrant hereby files this Amendment No. 7 (the "Amendment") for purposes of amending Part II, Item 5. The Amendment is set forth below:

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

Date: May 16, 1997
      -------------------------

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


/s/ ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 15, 1997

                      HEALTH CENTER OPERATIONS OF
          BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                 Statement of Assets and Liabilities
                        December 31, 1996

                             ASSETS
Current assets:
Accounts receivable............................................  $  650,000
Inventories....................................................     686,619
Prepaid expenses and other.....................................      57,183
                                                                 ----------
   Total current assets........................................   1,393,802

Property and equipment:
 Equipment.....................................................   6,843,634
 Leasehold improvements........................................   5,229,359
 Land..........................................................   6,072,907
 Building......................................................  12,234,282
                                                                 ----------
                                                                 30,380,182
 Less accumulated depreciation and amortization................  (4,453,724)
                                                                 ----------
   Property and equipment, net.................................  25,926,458
Deposits.......................................................     165,960
                                                                 ----------
Total assets...................................................  $27,486,220
                                                                 ----------
                                                                 ----------
                          LIABILITIES

Obligations under capital lease, current portion...............  $1,270,000
Obligations under capital lease, net of current portion........   2,223,000
Commitments and Contingencies (Note 4)

                ASSETS IN EXCESS OF LIABILITIES

Assets in excess of liabilities................................  23,993,220
                                                                 ----------
Total liabilities and assets in excess of liabilities..........  $27,486,220
                                                                 ----------
                                                                 ----------

The accompanying notes to financial statements are an integral part of this statement.

                    HEALTH CENTER OPERATIONS OF
         BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                     Statement of Operations
             For the Year ended December 31, 1996

Revenues:
  Capitation...................................................  $ 3,666,058
  Fee for service..............................................    4,499,906
                                                                 -----------
   Total Revenues..............................................    8,165,964
                                                                 -----------
Expenses:
  Physician expenses...........................................    6,380,275
  Center operating expenses....................................   13,973,647
  Facility costs...............................................    3,974,464
  Other........................................................    1,061,766
                                                                 -----------
   Total Expenses..............................................   25,390,152
                                                                 -----------
Net loss.......................................................  $(17,224,188)
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

                     HEALTH CENTER OPERATIONS OF
          BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

              NOTES TO FINANCIAL STATEMENTS (continued)

    INCOME TAXES

    The HCO's financial statements have been presented on a carved-out basis. BCBSNJ has not allocated any income tax benefit to the HCO for 1996.

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

(4) COMMITMENTS AND CONTINGENCIES

    LEASES

    The HCO has leases for health center space and equipment that expire on various dates over the next eight years. The health center leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expenses for leases for the year was approximately $2.4 million.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                    PRO FORMA COMBINED FINANCIAL STATEMENTS

    On February 28, 1997, the PHP Healthcare Corporation (the "Company") acquired ten health care centers ("HCO") from Blue Cross and Blue Shield of New Jersey ("BCBSNJ"). This transaction was accounted for as a purchase. Concurrently, six of the health care center buildings were directly purchased by GL/PHP, LLC, an 80.5% owned subsidiary of G&L Realty, a NYSE listed Real Estate Investment Trust. The remaining ownership of 19.5% is owned by the Company. Since PHP funded substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements, the Company will consolidate GL/PHP, LLC.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                        PRO FORMA COMBINED BALANCE SHEET
                       AS OF JANUARY 31, 1997 (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  ACTUAL
                                                                 ---------    GL/PHP                  PRO FORMA    PRO FORMA
                                                        PHP         HCO         LLC       SUBTOTAL   ADJUSTMENTS   COMBINED
                                                     ----------  ---------  -----------  ----------  -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents........................  $   29,148              $   4,400   $   33,548   $ (15,581)(1) $ 17,967
  Accounts receivable, net.........................      47,924  $     650                   48,574     (10,190)(2)   38,384
  Pharmaceutical and medical supplies..............         785        630                    1,415                    1,415
  Receivables from officers........................       4,101                               4,101                    4,101
  Other current assets.............................       6,395        166                    6,561                    6,561
                                                     ----------  ---------  -----------  ----------  -----------  -----------
    Total current assets...........................      88,353      1,446                   94,199     (25,771)      68,428
Property and equipment, net........................      27,595     25,552                   53,147       5,228(3)    58,375
Intangible assets..................................       2,959                               2,959      10,670(4)    13,629
Deferred income taxes..............................       1,321                               1,321                    1,321
Receivables from officers, net.....................       1,072                               1,072                    1,072
Other assets.......................................       5,440        108                    5,548                    5,548
                                                     ----------  ---------  -----------  ----------  -----------  -----------
                                                     $  126,740  $  27,106   $   4,400   $  158,246   $  (9,873)   $ 148,373
                                                     ----------  ---------  -----------  ----------  -----------  -----------
                                                     ----------  ---------  -----------  ----------  -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of notes payable--other.......         574                                 574       9,200(1)     9,774
  Accounts payable.................................       8,046                               8,046                    8,046
  Claims payable--medical services.................       4,646                               4,646       2,891(5)     7,537
  Accrued salaries and benefits....................      15,020                              15,020                   15,020
  Deferred income taxes............................       1,322                               1,322                    1,322
  Billings in excess of costs......................       1,105                               1,105                    1,105
                                                     ----------  ---------  -----------  ----------  -----------  -----------
    Total current liabilities......................      30,713                              30,713      12,091       42,804
Notes payable--other, net of current liabilities...       1,486      3,506                    4,992          94(1)     5,086
Convertible subordinated debentures................      65,986                              65,986                   65,986
Deferred gain on sale of building..................         938                                 938                      938
Other liabilities..................................         696                                 696                      696
                                                     ----------  ---------  -----------  ----------  -----------  -----------
    Total liabilities..............................      99,819      3,506                  103,325      12,185      115,510
                                                     ----------  ---------  -----------  ----------  -----------  -----------
Assets in excess of liabilities....................                 23,600                   23,600     (23,600)
Minority interest..................................         862                                 862       3,542(6)     4,404
                                                     ----------  ---------  -----------  ----------  -----------  -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued........................          --                                                           --
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 14,272,929 shares in January.......         143                  4,400        4,543      (4,400)(6)      143
  Additional paid-in capital.......................      30,982                              30,982       2,400(7)    33,382

  Note receivable from sale of stock...............        (900)                               (900)                    (900)
  Retained earnings................................       2,406                               2,406                    2,406
  Treasury stock, 3,258,485 common shares at
    cost...........................................      (6,572)                             (6,572)                  (6,572)
                                                     ----------  ---------  -----------  ----------  -----------  -----------
  Total stockholders equity........................      26,059                  4,400       30,459      (2,000)      28,459
Contingencies......................................
                                                     ----------  ---------  -----------  ----------  -----------  -----------
                                                     $  126,740  $  27,106   $   4,400   $  158,246   $  (9,873)   $ 148,373
                                                     ----------  ---------  -----------  ----------  -----------  -----------
                                                     ----------  ---------  -----------  ----------  -----------  -----------

The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACTUAL
                                                                   -----------------------------------                  PRO
                                                                                 GL/PHP                  PRO FORMA     FORMA
                                                          PHP         HCO          LLC       SUBTOTAL   ADJUSTMENTS   COMBINED
                                                       ----------  ----------  -----------  ----------  -----------  ----------
Revenues.............................................  $  162,280  $    7,287   $           $  169,567   $12,231(8)  $  181,798
                                                                                                             306(10)
Direct costs.........................................     130,510      20,723                  151,233      (1,898)(9)  151,320
                                                       ----------  ----------         ---   ----------  -----------  ----------
                                                                                                             1,691(11)
                                                                                                              (412)(12)
                                                                                                            400(13)
                                                                                                        -----------
    Gross profit.....................................      31,770     (13,436)                  18,334      12,144       30,478
General and administrative expenses..................      22,584                               22,584                   22,584
Reserve for Medicaid receivables (note 2)............       9,822                                9,822                    9,822
Former chairman retirement package (note 4)..........       2,275                                2,275                    2,275
Restructuring charges (note 5).......................       2,550                                2,550                    2,550
                                                       ----------  ----------         ---   ----------  -----------  ----------
    Operating income (loss)..........................      (5,461)    (13,436)                 (18,897)     12,144       (6,753)
Other income (expense):
      Interest expense...............................      (4,128)                              (4,128)       (850) 14)     (4,978)
      Interest income................................       1,679                                1,679    1,020(14)       2,699
      Miscellaneous income (expense).................         (67)                                 (67)                     (67)
      Minority interest in earnings of
        subsidiaries.................................        (316)                                (316)                    (316)
                                                       ----------  ----------         ---   ----------  -----------  ----------
    Earnings (loss) before income taxes..............      (8,293)    (13,436)                 (21,729)     12,314       (9,415)
Income tax expense (benefit).........................      (3,151)                              (3,151)       (427)      (3,578)
                                                       ----------  ----------         ---   ----------  -----------  ----------
    Net earnings (loss)..............................  $   (5,142) $  (13,436)  $  --       $  (18,578)  $  12,741   $   (5,837)
Net earnings (loss) per share........................  $    (0.47)                                                   $    (0.53)
                                                       ----------  ----------         ---   ----------  -----------  ----------
                                                       ----------  ----------         ---   ----------  -----------  ----------
Weighted average number of common and common
  equivalent shares outstanding......................      10,986                                                        11,076
                                                       ----------  ----------         ---   ----------  -----------  ----------
                                                       ----------  ----------         ---   ----------  -----------  ----------

         The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     YEAR ENDED APRIL 30, 1996 (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 ACTUAL
                                                               ----------    GL/PHP                   PRO FORMA    PRO FORMA
                                                      PHP         HCO          LLC       SUBTOTAL    ADJUSTMENTS   COMBINED
                                                   ----------  ----------  -----------  -----------  -----------  -----------
Revenues.........................................  $  203,360  $    9,400   $           $   212,760   $    (294)(8)  $ 212,466
                                                                                                            408(10)
Direct costs.....................................     163,582      23,952                   187,534      (2,530)(9)    181,900
                                                   ----------  ----------  -----------  -----------  -----------  -----------
                                                                                                         (3,820) 11)
                                                                                                           (226) 12)
                                                                                                            534 (13
                                                   ----------  ----------  -----------  -----------  -----------  -----------
  Gross profit...................................      39,778     (14,552)                   25,226       5,340       30,566
General and administrative expenses..............      27,173                                27,173                   27,173
  Operating income (loss)........................      12,605     (14,552)                   (1,947)      5,340        3,393
Other income (expense):
    Interest expense.............................      (3,363)                               (3,363)     (1,132) 14)     (4,495)
    Interest income..............................       1,448                                 1,448       1,360 (14      2,808
    Miscellaneous income (expense)...............          69                                    69                       69
    Gain on sale of subsidiary stock.............       2,247                                 2,247                    2,247
    Minority interest in earnings of
      subsidiaries...............................         212                                   212                      212
                                                   ----------  ----------  -----------  -----------  -----------  -----------
    Earnings (loss) before income taxes..........      13,218     (14,552)                   (1,334)      5,568        4,234
Income tax expense (benefit).....................       4,100                                 4,100      (2,787)       1,313
    Net earnings (loss)..........................  $    9,118  $  (14,552)  $  --       $    (5,434)  $   8,355    $   2,921
                                                   ----------  ----------  -----------  -----------  -----------  -----------
                                                   ----------  ----------  -----------  -----------  -----------  -----------
Net earnings (loss) per share:
  Primary........................................  $      .68                                                      $    0.22
                                                   ----------                                                     -----------
                                                   ----------                                                     -----------
  Diluted........................................  $      .66                                                      $    0.21
                                                   ----------                                                     -----------
                                                   ----------                                                     -----------
Weighted average number of common and common
  equivalent shares outstanding:
  Primary........................................      13,429                                                         13,429
                                                   ----------                                                     -----------
                                                   ----------                                                     -----------
  Diluted........................................      13,873                                                         13,873
                                                   ----------                                                     -----------
                                                   ----------                                                     -----------

                  The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
               FOR THE YEAR ENDED APRIL 30, 1996 (UNAUDITED) AND
                     THE NINE MONTHS ENDED JANUARY 31, 1997

1) Cash Paid and Debt Incurred

   The pro forma adjustment to cash and notes payable represents cash on hand used in the acquisition. The $9.2 million in notes payable represents a draw against the Company's bank line of credit.

2) Accounts Receivable

   The pro forma adjustment to accounts receivable represents payments on amounts due to PHP net of acquired accounts receivables.

3) Property and Equipment

   The pro forma adjustment to property and equipment represents the increase in estimated fair value of the acquired property and equipment.

4) Intangible Assets

   The pro forma adjustment to intangible assets represents the addition resulting from the excess of the purchase price paid in the acquisition over the fair market value of the tangible net assets acquired. The Company has assigned values of approximately $2.4 million to a network agreement, $1.0 million to physician contracts, $1.0 million to assembled workforce, and $6.2 million to goodwill. The estimated amortization periods for these components are 25 years, 4 years, 15 years, and 25 years, respectively.

5) Claims Payable

   The pro forma adjustment to claims payable represents the estimated incurred but not reported claims costs for services provided under the global capitation network services agreement.

6) REIT Participation

   The pro forma adjustment to equity reclassifies G&L Realty's equity in GL/PHP, LLC of $3.5 million to minority interest and eliminates the Company's equity in GL/PHP, LLC of $900,000.

7) Stock Issuance

   The pro forma adjustment to additional paid-in-capital represents the value of the shares issued by PHP to BCBSNJ in conjunction with the acquisition.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
         FOR THE YEAR ENDED APRIL 30, 1996 (UNAUDITED) AND
                     THE NINE MONTHS ENDED JANUARY 31, 1997 (CONTINUED)

8) Global Capitation

   In conjunction with the purchase agreement the Company and BCBSNJ entered into a network services agreement pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation payment to the Company over a three year period. The effects of this new contractual arrangement is being added while the revenue recorded under the Company's prior contract as well as the HCO's prior capitation revenue are being eliminated. Revenues of approximately $31.2 million and $26.7 million are being added under the new global capitation arrangement for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively. The significantly larger adjustment in revenue for the nine months ended January 31, 1997 compared to the year ended April 30, 1996 is due to the increased enrollment (approximately 256,000 and 220,000 member months, respectively). Prior contract and capitation revenues of approximately $19 million and $27 million are being eliminated for the nine months ended Janury 31, 1997 and the year ended April 30, 1996, respectively.

9) Direct Costs

   The pro forma adjustment to direct costs represent elimination of GL/PHP, LLC rental amounts.

10) Depreciation Expense

    The pro forma adjustment to direct costs represents the increase in depreciation of fixed assets recorded in conjunction with the acquisition.

11) Expanded Service Costs

    As described in note (8) the direct cost adjustments were similarly impacted by the costs associated with providing additional health care services under the network services agreement to a differing member base. The effects of this new contractual arrangement is being added while the costs recorded under the Company's prior contract are being eliminated. Claims expense of approximately $11.6 million and $9.6 million are being added under the new expanded health care services arrangement for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively. The significantly larger adjustment in claims for the nine months ended January 31, 1997, compared to the year ended April 30, 1996 is due to the increased enrollment (approximately 256,000 and 220,000 member months, respectively). Prior contract expenses of approximately $10 million and $13.4 million are being eliminated for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively.

12) Nonrecurring Costs

    The pro forma adjustment to direct costs represents the elimination of certain nonrecurring costs related to allocations charged by the parent company for data processing and other administrative services. Also included in this adjustment is the processing and other administrative services.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
         FOR THE YEAR ENDED APRIL 30, 1996 (UNAUDITED) AND
                     THE NINE MONTHS ENDED JANUARY 31, 1997 (CONTINUED)

13) Amortization Expense

    The pro forma adjustment to direct costs represents the increase in amortization of intangible assets recorded in conjunction with the acquisition using a 20-year amortization period.

14) Interest Expense

    The pro forma adjustment to interest expense represents the interest expense on additional debt necessary to complete the acquisition.

(15) Interest Income

     The pro forma adjustment to interest income represents the interest income on advances made to GL/PHP, LLC to complete the acquisition.

(16) Elimination of Costs

     There are cost reductions in connection with the acquisition which are not reflected in the pro forma financials. The Company has estimated that if these cost reductions were included, the reduction to health center expenses would be approximately $1.8 million and $2.4 million for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively.