Form 10-K
period 1997-04-30
PHP HEALTHCARE CORP
filed 1997-07-30
CIK 803568

                                                 Draft 7/28/1997
                                                 ---------------



                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                                   FORM 10-K

    [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File Number: 0-16235

                           PHP HEALTHCARE CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                               54-1023168
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification Number)



       11440 Commerce Park Drive
           Reston, Virginia                              22091
      (Address of principal office)                    (zip code)

 (Registrant's Telephone Number, Including Area Code): (703) 758-3600

    Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:            Name of each exchange on which registered:
    --------------------            ------------------------------------------
Common Stock, $0.01 par value,                New York Stock Exchange
with associated Preferred Stock
     Purchase Rights


    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.-------

    The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on June 30, 1997 through the New York Stock Exchange) was approximately $128 MILLION.

There were 11,474,139 shares of common stock, $0.01 par value per share, outstanding as of June 30, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                              TABLE OF CONTENTS

ITEM                                                                                    PAGE
                                    PART I

Item 1.  Business.....................................................................    4
Item 2.  Properties...................................................................   26
Item 3.  Legal Proceedings............................................................   27
Item 4.  Submission of Matters to a Vote of Security Holders..........................   27
         Executive Officers of the Registrant.........................................   27

                                   PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.....   29
Item 6.  Selected Financial Data......................................................   30
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................   31
Item 8.  Financial Statements and Supplementary Data..................................   39
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................................   39

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...........................   39
Item 11. Executive Compensation.......................................................   39
Item 12. Security Ownership of Certain Beneficial Owners and Management...............   39
Item 13. Certain Relationships and Related Transactions...............................   40

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   40

                         FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Business --Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

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

Overview

    PHP develops, consolidates and manages integrated health care delivery networks. Through its networks of affiliated group and independent physician associations ("IPAs"), physicians, hospitals and ancillary health care providers, the Company markets and provides primary and specialty health care services to third party payors, self-insured employers and government agencies. As of April 30, 1997, PHP operated in 75 markets in 26 states and was affiliated with approximately 4,000 physicians, including 500 in group practices and 3,500 through IPA relationships, providing health care resulting in over two million patient visits per year.

    PHP is comprised of two divisions: the Commercial Managed Care Division and the Government Managed Care Division. The Commercial Managed Care Division currently services the needs of third party payors, self-insured employers and providers through its integrated health care delivery networks and includes the operations of its Medicaid health maintenance organizations ("HMOs"), D.C. Chartered Health Plan, Inc. ("CHP") and Virginia Chartered Health Plan, Inc. ("VACHP"). The operations of its Government Managed Care Division include the management of hospitals (both acute care and psychiatric), skilled nursing facilities, staffing services, outpatient surgery, and primary care settings.

    PHP was originally founded as a company focusing on the provision of health care services to government agencies. In 1992, however, the Company began applying the knowledge, expertise and skills which it had acquired in managing health care providers for government agencies to the commercial managed care market. Since that time, PHP has expanded its Commercial Managed Care revenue from $1.3 million in 1992, representing 1% of total revenue to $135 million in 1997 representing 58% of total revenue. The Company currently manages 17 integrated health care delivery networks on behalf of insurers, employers and providers and has an additional two under development. The Company also manages inpatient and outpatient health care services under 17 government contracts.

    PHP affiliates with physicians, hospitals and other providers who are seeking the expertise and resources necessary to function effectively in health care markets which are evolving from fee-for-service to managed care payor systems. Centered around the organization and management of primary care physicians, the Company creates a network of associated providers such as hospitals, specialists, ancillary services, and pharmacies. The Company manages the operation of the network by centralizing administrative functions and providing operating information systems to coordinate and integrate the delivery of heath care through clinical protocols, utilization review, outcomes measurement and financial reporting. PHP has historically established such integrated health care delivery networks on behalf of third party payors and self-insured employers. PHP is compensated for its services in a variety of methodologies including cost plus fee, percentage of revenue, percentage of savings, fee-for-service, capitation, or some combination of the foregoing.

    In addition, PHP has begun to target less penetrated managed care markets which have fragmented provider delivery systems by introducing provider sponsored integrated health care delivery networks which involve equity participation by certain affiliated providers. Under this arrangement, equity participation in the network is generally shared among prominent hospitals, selected physicians and PHP, with PHP retaining the role as the manager of the integrated health care delivery network. In addition to its standard network management responsibilities, PHP is also responsible for marketing the network as a package of health care services as well as conducting all contract negotiations between the network and its customers, such as HMOs, insurers, self-insured employers, and government agencies. This provider sponsored network structure provides physicians with the opportunity to operate under a variety of payor arrangements and provides hospitals additional market share through low capital intensive affiliation with a sufficient number of networked physicians, while aligning the incentives of all network participants through equity participation. In addition to its equity position for its participation and management of the provider sponsored network, PHP typically receives an ongoing management fee based on a percentage of revenues.

    PHP offers medical group practices and independent physicians a range of affiliation models. These affiliations include the acquisition of physician practice assets, equity participation in an enterprise or by affiliation on a contractual basis. Generally, the Company enters into a long-term practice management agreement with the affiliated physicians that permits the Company to manage physician practices while maintaining the clinical independence of the physicians. The Company also has typically entered into long-term contracts with the affiliated hospitals and other ancillary providers which are part of its integrated networks.

    Despite widespread consolidation in the hospital and physician communities, these markets remain highly fragmented. In most markets, integrated heath care delivery networks do not exist and the operational aspects of health care delivery often lack the centralized management and scale efficiencies enjoyed by large, well-managed service businesses. In addition, the physician community generally does not have access to capital or the integrated information systems that are necessary to effectively enter into risk sharing arrangements and to provide financial and clinical information desired by payors. Likewise, hospitals generally do not have such integrated information systems and are generally unwilling to assume risk for utilization they do not control. The environment has become increasingly complex for both physicians and hospitals with growing control by payors over practice patterns and patient flows and with cost pressures that cause payors to seek greater operational efficiencies. Additionally, the desire by payors to share financial risk with physicians and hospitals has increased the need for management, information systems, capital and scale.

Industry

    The Health Care Financing Administration estimates that national health care spending in 1995 was in excess of $1 trillion, with physicians controlling more than 80% of the overall expenditures. The American Medical Association reports that approximately 565,000 physicians are actively involved in patient care in the United States, with a growing number participating in multi-specialty or single-specialty groups. Expenditures directly attributable to physicians is estimated at $200 billion.

    Concerns over the cost of health care have resulted in the increasing prominence of managed care. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and health care providers confront market pressures to provide high quality health care in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of provider, quality of care and outcome management and other indicators of consumer satisfaction. The focus on cost-containment and outcome management has placed small to mid-sized physician groups and solo practices at a disadvantage because they typically have higher operating costs and little purchasing power with suppliers, they often lack the capital to purchase new technologies that can improve quality and reduce costs, and they do not have the cost accounting and quality management networks necessary for entry into sophisticated risk-sharing contracts with payors.

    Industry experts expect that the medical delivery system may evolve into a system where the primary care physician manages and directs health care expenditures. As a result of these developments, primary care physicians have increasingly become the conduit for the delivery of medical care by acting as "case managers" and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. By contracting directly with payors, organizations that control primary care physicians are able to reduce the cost of delivering medical services.

    As a result of the trends toward increased HMO enrollment and physician membership in group medical practices, health care providers have sought to reorganize themselves into health care delivery networks that are better suited to the managed care environment. Physician groups and IPAs are joining with hospitals, pharmacies and other institutional providers in various ways to create vertically integrated delivery networks that provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These health care delivery networks agree with HMOs to provide hospital and medical services to enrollees pursuant to full risk contracts. Under these contracts, providers assume the obligation to provide both the professional and institutional components of covered health care services to the HMO enrollees.

    The Company believes many physicians are concluding that in order to compete effectively in such an emerging environment, they must obtain control over the delivery and financial impact of a broader range of health care services through global capitation. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services that they do not provide, such as hospitalization. Physicians and other providers are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, that offer skilled and innovative management, sophisticated information systems and capital resources. Many payors and their intermediaries, including governmental entities and HMOs, are increasingly looking to outside providers of physician and hospital services to develop and maintain quality outcomes, management programs and patient care data. While the acceptance of greater responsibility and risk provides the opportunity to retain and enhance market share and operate at a higher level of profitability, medical groups and independent physicians are concluding that the acceptance of global capitation carries with it significant requirements for infrastructure, information systems, capital, network resources and financial and medical management. As a result, providers are increasingly turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

Strategy

    The Company's strategy is to meet the needs of a changing health care market by developing and managing integrated health care delivery networks on behalf of providers, third party payors and self-insured employers which the Company believes enables it to deliver high quality, cost effective medical services in a managed care environment. In essence, the Company serves as an outsourcing option for both payors and providers who do not possess the network management skills, capital and independence to develop and manage an integrated health care delivery network. The key elements of this strategy include: (i) focus on managed care; (ii) create and develop fully integrated health care delivery networks; (iii) utilize information systems to enhance cost effectiveness and clinical outcomes; (iv) focus on primary care physicians who represent the initial point of access into an integrated health care delivery network; (v) design patient oriented programs; and (vi) develop new markets through selective acquisitions and joint ventures.

    Focus on Managed Care. The Company designs physician and hospital networks in a particular local market to meet the needs of HMOs and other managed care payors in specified service areas, identifying and recruiting primary and specialty care physicians and integrating such physicians with hospitals into a network that provides comprehensive medical coverage to enrollees. The Company seeks to benefit from the movement among employers and payors to reduce health care costs and the trend toward prepaid managed health care. The Company believes that its network structure and management techniques enable it to effectively contain costs and negotiate favorable capitation and risk-sharing arrangements through implementation of information networks, utilization and quality management networks, referral procedures, risk management programs, and assistance with physician credentialing and contracting with payors.

    Create and Develop Fully Integrated Health Care Delivery Networks. The Company designs and develops provider networks and physician practice management capabilities centered around the primary care provider. Each multi-specialty provider network is designed to meet the specific medical needs of a targeted community. The Company believes that these networks can (i) provide physicians and hospitals with greater access to managed care contracts by facilitating contractual relationships with multiple HMOs, (ii) establish a single point of entry into an integrated heath care delivery network for HMOs and other payors, and (iii) offer patients a comprehensive range of medical care in convenient locations through primary and specialty providers conveniently located in target markets.

    Utilize Information Systems. The Company's information systems enable physicians, nurses, hospitals, insurance companies, administrators and others involved in patient care to share information on a timely basis without duplication. Information is collected on all aspects of each patient encounter within the integrated health care delivery network, including measures reflecting clinical outcomes, access, service availability, cost-efficiency, and patient satisfaction. Physicians are directly assisted in the exam room with an automated patient record that is electronically updated with progress notes and other data, such as laboratory results. An outcomes tracking system provides information on patient satisfaction, patient health status and ambulatory care and hospital outcomes. The utilization review/case management system provides critical information regarding the need for referrals and the management of high cost episodes of care. Finally, a data warehouse/repository provides physicians with a longitudinal medical record, containing complete medical records of all patients. It provides administrators with complete clinical and financial records of each encounter of every member of the integrated health care delivery network, which allows both fixed and ad hoc reporting capabilities for comparing physician performance within the network, as well as "benchmark" comparisons of financial and clinical performance of the integrated health care delivery network to other health care plans.

    Focus on Primary Care Physicians. The Company's strategy is to affiliate (on an exclusive basis where appropriate) with primary care physicians which the Company believes are increasingly the principal determinants of the location of patient care and the amount and degree of ancillary services, including referrals to specialists. The primary care physician represents the initial point of access into a fully integrated health care delivery network in which, in many cases, the primary care physician is capable of providing similar levels of quality of care for significantly less cost than specialist providers. PHP's integrated health care delivery network models are based on a foundation of primary care physicians and related care-givers who are employed or managed by the Company, and who deliver care at Company-owned or managed primary care facilities and offices. These centers provide laboratory, radiology and pharmacy services in addition to primary care physician and nursing services. Purchasing, billing, payroll and all administrative functions are performed and managed by experienced executive and administrative personnel, freeing physicians and other care-givers to devote their time to patient care.

    Design Patient Oriented Programs. PHP's integrated health care delivery networks are constructed with the recognition that the need and demand for costly health care services are, to a large degree, generated by the decisions and actions of patients. PHP has the ability to manage patient-oriented educational programs. Disease-specific offerings, wellness training, prevention programs, decision assist programs, after hours nurse triage and other components are all integrated into the network. The result is an integrated health care delivery network that empowers patients to become knowledgeable and active participants who, in partnership with their providers, optimize decisions affecting resource utilization, as well as individual health and productivity.

    Develop New Markets. The Company's growth strategy is based on actively developing existing and new markets, and making selective acquisitions and joint ventures in such markets. The Company develops existing markets by:
(i) capturing additional revenues from existing practices as patients migrate from traditional fee-for-service plans to capitated managed care programs,
(ii) adding new physicians to existing networks and (iii) contracting with payors to expand the number of capitated lives within existing physician practices. In addition, the Company grows by developing new physician and hospital networks in identified markets to serve managed care organizations, self-insured employers, health care providers and provider networks and government agencies through selected acquisitions and joint ventures and by serving as an integrator.

Development

    PHP was founded in 1975. At that time, the Company's primary focus was the provision of health care services to government agencies. The Company's government contracts required the Company to manage health care providers in a variety of delivery sites. These sites include hospitals (both acute care and psychiatric), skilled nursing facilities, and, most significantly, primary care settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. Over the past several years, therefore, PHP invested resources to (i) acquire enhanced capabilities in benefit design, network development and medical management, (ii) develop health care information systems capable of supporting integrated health care delivery networks, and (iii) employ and retain executives with experience in the commercial managed care environment.

    In 1993, PHP acquired EastWest Research Corporation, a consulting firm specializing in the design, development, and maintenance of provider networks. The EastWest acquisition provided the Company with the capabilities necessary to identify specialists and inpatient facilities to complement PHP's primary care centers and create a total care network within a community. A second key acquisition was the acquisition in September 1993 of Health Cost
Consultants, Inc., a consulting firm engaged in the design and implementation of utilization management systems, case management techniques, and medical protocols that can be applied at point-of-service and from remote locations. This system permits support personnel and primary care physicians to make the necessary decisions for each patient on-site and to coordinate care with specialists and hospitals directly. In addition, over the past two years the Company has actively recruited and hired additional medical personnel with managed care expertise including several former executive employees of Fortune 500 companies and large insurance companies. With the addition of these resources, the Company believes it has acquired the means necessary to integrate and manage health care providers in networks suitable to meet the needs of commercial managed care entities as well as third party payors. With this added expertise, PHP has expanded its commercial business so that, in fiscal 1997, its commercial business accounted for 58% of total revenues.

    In 1994, PHP established a Company-owned integrated health care delivery network to provide services to beneficiaries of CHP, the Company's Medicaid HMO in the District of Columbia, and announced the formation of a limited liability company with St. Vincent's Health Services Corporation that has established and manages an integrated health care delivery network in Fairfield County, Connecticut. The Company also incorporated VACHP in the Commonwealth of Virginia and received a license from the Commonwealth's Bureau of Insurance to operate an HMO in August of 1995. Initial enrollment began in Richmond and the Tidewater area in October 1995, and currently there are 14,500 enrollee members. The Company has modeled VACHP on CHP. VACHP is supported, pursuant to a management contract, by the corporate services of CHP which provides the necessary management functions to develop and manage an integrated health care delivery network for VACHP. In January 1996, the Company sold a 30% interest in VACHP to University Health Services, Inc., a non-stock corporation created by Virginia Commonwealth University.

Operations

    Until fiscal 1994, PHP operated almost exclusively as a provider of health care services to federal, state and local government agencies. During the past four fiscal years, however, the Company has invested significant resources to refocus its business from that of a government contractor to that of a full service managed care company. To better serve the needs of the commercial and government health care marketplace, the Company has realigned its operations into two related but distinct divisions: Commercial Managed Care Division and Government Managed Care Division. The Commercial Managed Care Division currently services the needs of third party payors and self-insured employers through its integrated health care delivery networks and includes the operations of its Medicaid HMOs, CHP and VACHP. The operations of the Government Managed Care Division reflect the Company's historical roots of providing customized solutions to meet the health care service needs of government agencies.

  Commercial Managed Care

    Blue Cross and Blue Shield of New Jersey. In March 1994, PHP entered into an agreement with Medigroup, Inc., a wholly owned subsidiary of Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") to provide ten complete integrated health care delivery networks for beneficiaries throughout the State of New Jersey. Under this contract, PHP designed, built and managed ten family-health-center-based integrated health care delivery networks throughout New Jersey. As part of the management agreement, PHP recruited physicians and other center staff, developed an integrated referral network of medical and surgical specialists, and designed the utilization, case management and quality assurance systems.

    In December, 1996, PHP entered into an agreement to purchase from BCBSNJ ten primary care facilities located throughout New Jersey. Closing on this transaction occurred on Feburary 28, 1997. The health centers serve as the cornerstone of a provider sponsored integrated health care delivery network operated on a non-exclusive basis for BCBSNJ, and other third party payors, including HMOs. These networks resemble the networks managed by PHP in Connecticut and Georgia, which align the Company with local hospitals and physician partners.

    Under the purchase agreement, the six centers owned by BCBSNJ were acquired by a real estate investment trust subsidiary in which PHP owns a minority interest. These six centers, as well as the other four centers leased by BCBSNJ, were leased by PHP. In addition, the physicians employed at the health centers were employed by a professional medical group affiliated with PHP. Also, PHP and BCBSNJ entered into a network provider agreement pursuant to which PHP arranges for the provision of certain health care services to enrolled BCBSNJ beneficiaries through global capitation based on market rates. Under the network provider agreement, BCBSNJ guarantees that the aggregate global capitation payments from BCBSNJ to PHP will be (i) at least $29 million for the year ending June 30, 1997, (ii) at least $21 million for the year ending June 30, 1998, and
(iii) at least $15 million for the year ending June 30, 1999, subject to certain adjustments. The health centers currently provide health care services to approximately 30,000 BCBSNJ beneficiaries.

    Connecticut Health Enterprises. In 1995, PHP entered into a venture with St. Vincent's Health Services, Inc., an affiliate of the Daughters of Charity National Health System East, Inc. ("Daughters of Charity") to establish and manage Connecticut Health Enterprises, L.L.C. ("Connecticut Health Enterprises"), an integrated health care delivery network being established in Fairfield County, Connecticut. Connecticut Health Enterprises is an alliance of Fairfield County physicians, PHP, St. Vincent's Medical Center, St. Joseph's Medical Center, and other hospitals and ancillary providers. Connecticut Health Enterprises is jointly owned by PHP and St. Vincent's Medical Center, and has been initially funded with $20 million in capital from the Daughters of Charity. The agreement grants to PHP the exclusive right to develop and manage integrated health care delivery networks in all other regions of the state of Connecticut with St. Vincent's and the Daughters of Charity. PHP has entered into several third party payor contracts, including with Oxford Health Plan, a national HMO based in Norwalk, CIGNA and Physician Health Services. The Daughters of Charity is the largest not-for-profit health network in the United States and is third only to Columbia/HCA Healthcare Corporation and Tenet Healthcare in the number of hospital beds it operates.

    Connecticut Health Enterprises has recently expanded its network of participating hospitals, physicians and payors. In January 1997, Connecticut Health Enterprises entered into a joint venture with Stamford Health Systems, Inc. to establish and manage Stamford Health Enterprise, L.L.C. ("SHE"), an integrated health care delivery network in Stamford, Connecticut. SHE will be jointly owned by Stamford Health Systems, Inc. (70%) and Connecticut Health Enterprises (30%). In connection with the formation of SHE, Stamford Health System acquired an interest in Connecticut Health Enterprises, which is jointly owned by PHP (30%), St. Vincent's (30%), the Daughters of Charity (35%), and Stamford Health Systems (5%). As a result of these arrangements, Connecticut Health Enterprises' physician network has grown to more than 375 affiliated physicians, and its hospital providers will include St. Vincent's Medical Center, St. Joseph's Medical Center and Stamford Hospital.

    Georgia Health Enterprise. On April 17, 1996, PHP executed definitive agreements with St. Mary's Health Care System, Inc., of Athens, Georgia, and their subsidiaries and the parties have fully capitalized a $7 million network for Northeast Georgia. PHP and St. Mary's have formed a limited liability company called the Georgia Health Enterprise, which develops markets and manages integrated health care delivery networks to HMOs, insurers, government agencies and large employers within the region. The 16-county region served by the Georgia Health Enterprise includes a population of approximately 200,000 spending about $540 million annually on health care. PHP receives a management fee of 2.5% of gross revenues and maintain a one-third equity position.

    Corporate Health Centers. The Company has introduced key elements of its integrated health care delivery network to self-insured employers through its contracts to deliver employer-sponsored health care at primary care facilities developed and operated by PHP. The Company's corporate health center contracts generally provide for PHP to design, construct, equip and operate the centers. In late 1992, PHP commenced operations on two contracts at two assembly facilities to provide occupational health care services for Chrysler Corporation employees. In June 1993, the Company opened two family practice centers in the Tampa/Clearwater, Florida service area for GTE Corporation ("GTE"), and one family health venture for Bethlehem Steel Corporation ("Bethlehem") near its Pennsylvania headquarters. The GTE centers provide primary medical care to approximately 45,000 GTE employees, retirees and their families and the Bethlehem facility serves approximately 37,000 Bethlehem employees, retirees and their families. In addition, the Company has developed a network of area medical and surgical specialists to assist the other GTE health care professionals in providing comprehensive health care services to the GTE beneficiaries. In February 1995, PHP commenced operations of a family health center for Northwestern Steel & Wire Company ("Northwestern") providing medical services for approximately 10,000 Northwestern employees, retirees and dependents in Sterling, Illinois. PHP also developed an outside provider network of medical and surgical specialists to complement the primary care services offered in the center. The Company's corporate health center contracts provide for payment based on a cost-reimbursement-plus-fixed-fee, or fixed-rate per labor hour basis and generally contain terms ranging from three to five years. The initial term of the GTE contract expired on December 31, 1995 and is operating on a month-to-month basis while a proposed renewal of the agreement is under discussion.

    D.C. Chartered Health Plan, Inc. CHP was formed in August 1988 and was acquired by PHP in August 1993. CHP was a pioneer in the development of managed health care for Medicaid beneficiaries receiving Aid to Families with Dependent Children ("AFDC"). Currently, approximately 22,000 AFDC recipients and approximately 1,000 commercial employees and their dependents are enrolled in CHP. The District of Columbia first started providing managed care for Medicaid beneficiaries in 1988. CHP was one of the first to offer managed care to Medicaid beneficiaries in the District. Approximately 44,000 Medicaid beneficiaries are currently enrolled in managed care plans (over 50% of whom are CHP members).

    Each member enrolled in CHP is assigned a primary care physician. CHP has over 650 physicians under contract, including 58 primary care physicians (eight of whom exclusively support CHP). CHP's members receive prescriptions, health education, nutrition counseling, transportation to and from appointments, and, when necessary, referrals to specialists and hospital services. Following CHP's acquisition by PHP, the Company installed key elements of its integrated health care delivery network to support the health plan, including network development, utilization review and quality assurance services. As PHP's integrated health care delivery networks continued to evolve, additional capabilities have been implemented at CHP, including the Company's information systems. In March 1995, PHP opened a primary care health center in the District of Columbia. The Chartered Family Health Center ("Health Center") is modeled on PHP's integrated health care delivery network model. CHP also contracts with nine D.C. hospitals which are included in the network. The Health Center has a full-time staff of board certified family, pediatric, obstetrics/gynecology and internal medicine physicians. CHP's staff also includes nurses, radiology and laboratory technicians, pharmacists and medical assistants.

    Under a provider agreement with the D.C. Department of Human Services (the "Department"), CHP receives a monthly fixed, per capita fee divided between a risk and non-risk portion for services provided to AFDC and AFDC-related Medicaid enrollees. Under the agreement, the capitated fee is allocated to a non-risk portion covering physician, outpatient, and other services and a risk portion covering inpatient hospital services. At the end of each contract period, for the non-risk portion, CHP must provide an accounting of its costs and services to enable the Department to determine the final amount due to CHP or the Department under the agreement. The non-risk portion of the capitation fee may not exceed the federal fee-for-service upper payment limit for covered Medicaid services. CHP assumes full financial risk for inpatient hospital services and assumes all gains or losses from the provision of such services. The agreement requires CHP to maintain an escrow account in an amount based on its estimated expenditures, which the Department may use to recover capitation payments and the cost of care for enrollees in the event of a default. The Department reserves the right to terminate the agreement if a default occurs. The agreement is subject to annual renewal.

    In April 1996, the United States Congress enacted legislation which requires the Company's contracts with the Department to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the legislation, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology covering the period October 1, 1991 through October 1, 1999. As a result, CHP's non-risk provider agreements will be retroactively superseded with risk provider agreements. Under a risk provider agreement, CHP will be paid a monthly capitation amount for all medical services provided during the retroactive period and in the future.

    For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding the amounts due for the 1992 through 1994 contract periods. In February 1997, that process ultimately resulted in an agreement to settle these amounts due the Company for $18.9 million. The agreement was signed and approved by two different departments in the District government, but required approval for payment by the District's Chief Financial Officer. In early March 1997, through comments in the local press, the Company learned that the Chief Financial Officer was not going to approve payment. Consequently, in light of the clearly prolonged timeframe to resolve the issues surrounding payment of these receivables, and in particular to receive a formal response from the District providing substantiation for the denial of payment, the Company has determined to recognize reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract periods. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District.

    The District of Columbia is mandating Medicaid enrollees into HMOs effective November 1, 1997. CHP has signed a contract with District of Columbia to provide managed health care and to be the No. 1 default contractor under this program. As the No. 1 default provider, two-thirds of the enrollees will be assigned to CHP, if they do not select CHP or one of the three other HMOS providing care. On July 29, 1997, the District of Columbia Financial Advisory Board announced that this contract had been approved.

    CHP's business strategy lies in its fundamental commitment to promoting access and emphasizing prevention and health maintenance, as well as treatment. CHP focuses on increasing access to its services by (i) improving knowledge and awareness of benefits, (ii) providing extensive wellness and preventative health care services, and (iii) directly providing transportation to and from health care appointments. Management believes that this commitment enhances CHP's ability to control cost, and improves accountability within the network.

    Virginia Chartered Health Plan, Inc. PHP began operating VACHP in October of 1995 in the Richmond and Tidewater areas of Virginia. By joining with University Health Services, the Medical College of Virginia hospitals and other network hospitals, PHP provides its HMO beneficiaries with high quality, cost-effective services. VACHP is modeled after CHP and is supported by management services of PHP and CHP to capitalize on their experience, management networks, data information services and other resources.

    Effective January 31, 1996, PHP completed the sale of a 30% interest in VACHP to University Health Services, an affiliate of Medical College of Virginia, for $3 million. In addition, the Company has completed an extensive provider network agreement to utilize Medical College of Virginia hospitals and staff physicians in patient care and medical management. VACHP was originally capitalized by PHP in October of 1995 for $3.7 million. Total capitalization following the sale to University Health Services remains at $3.7 million.


    Strategic Alliance with HIP of New Jersey. On July 24, 1997, the Company announced a strategic alliance with HIP of New Jersey. The Company will acquire the assets of HIP of New Jersey's 18 health care centers and its ancillary services, such as pharmacy and optical. The Company will provide and manage health care services for HIP of New Jersey's 200,000 members through a 20-year exclusive global capitation arrangement. These members will have access to a consolidated network of more than 3,000 community physicians and an additional 10 health care centers in the Company's existing network. The consideration payable for these transactions totals approximately $73 million. The Company intends to finance this transaction through a combination of debt and equity. Completion of the transaction is subject to, among other things, receipt of all necessary consents and regulatory approvals. There can be no assurance that the transaction will be completed.

  Government Managed Care Division

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

    Ambulatory Care. PHP provides managed outpatient primary care services for various defined populations. Included in the Company's Ambulatory Care service group are its PRIMUS and NAVCARE programs. PHP contracts with the U.S. Departments of the Army, Navy and Air Force to provide managed outpatient health care services to military dependents, retired military personnel and their dependents, and in certain circumstances, active military personnel, as part of the Army and Air Force PRIMUS programs and the Navy NAVCARE program. PHP established the first PRIMUS center in 1985 and is a leading provider of these services to the military. Pursuant to these contracts, the Company designs, equips, staffs and manages primary care centers which provide a wide variety of medical and pharmaceutical services to the eligible population. These services include the provision of physicians, nurses, pharmacists and technical and support staff. These services are generally provided in Company-owned and Company-operated facilities consistent with the basic plan of the PRIMUS/NAVCARE program. All of the Company's PRIMUS and NAVCARE centers meet the standards for accreditation established for ambulatory care clinics by the Joint Commission on Accreditation of Healthcare Organizations, an independent commission which conducts voluntary accreditation programs. The centers provide various preventive services, including physical examinations, pharmaceutical products, orthopedic and other medical services, including minor surgery, for pediatric and adult populations. The PRIMUS and NAVCARE centers are designed with laboratory and radiology equipment on location and are open 365 days per year with extended hours Monday through Friday. All military beneficiaries entitled to receive care at military treatment facilities are eligible for care at the PRIMUS and NAVCARE centers at no cost to them. These types of contracts are generally awarded on a unit-price and/or fixed fee basis. The units of service upon which payments are based are outpatient visits, with the amount of the contractual payment per visit varying depending on the type of service provided. The fixed fee portion is generally a per month amount to cover basic operating costs.

    Also included in the Company's Ambulatory Care service group is the TRICARE PRIME program. TRICARE PRIME is a new managed care program involving the U.S. Departments of the Army, Navy and Air Force. The TRICARE PRIME program is a pilot program started in the Tidewater area of Virginia and is designed to serve the greater than 420,000 eligible military beneficiaries in that area. PHP was awarded a fixed unit-price subcontract effective October 1995; the primary contractor is Sentara Health Systems. The initial contract period was the year ended in September 1996, with four one year options exercisable at the federal government's discretion. There are a total of nine facilities under the primary contract with Sentara; of those, PHP operates five, four of which are owned by the government and one of which is owned by the Company. Under this subcontract, PHP provides managed outpatient health care services to military dependents, retired military personnel and their dependents, and active military personnel. Services are primarily provided on an enrollment basis; however, non-enrollees may use the facilities utilizing allotted "pool visits", if available. The services that PHP provides include, but are not limited to: primary care; coordination of specialty referrals and hospitalization; emergency care; X-ray, laboratory and pharmacy services; and, routine health care exams. The facilities are open 365 days per year, with extended hours Monday through Friday.

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

    Medical Staffing. The military has turned to private sector contractors, such as PHP, to provide medical staff and management support to military hospitals. Through its national recruiting network and program staffing experience, PHP recruits qualified medical, nursing and mental health specialists and technicians to augment military health care staff on a long-term basis. PHP currently provides staff to render social work services for 34 Army bases located in over 19 states. PHP also provides physicians, dentists, pharmacists, nurses, and other technical and health care professionals to render a variety of health care services under a contract with the Department of Immigration Health Services ("D.I.H.S."). This project commenced operations in fiscal year 1997 and PHP is currently providing staff at 10 of the total 17 D.I.H.S. sites stipulated in the contract. These types of contracts are generally awarded on a fixed-rate-labor hour and cost reimbursement plus fee basis.

    Mental Health. The Company staffs and manages inpatient and outpatient psychiatric services for the Army at the William Beaumont Army Medical Center at Fort Bliss, Texas. These types of contracts are generally awarded on a fixed-price or unit-price basis. For contracts awarded on a unit-price basis, the payment is based upon inpatient beds per day.

    Long-Term Care. In late November 1996, PHP made the strategic decision to terminate its long-term care line of business. Effective December 31, 1996, PHP secured a release from a contract with the Alabama Department of Veteran Affairs for the management of three skilled and intermediate nursing facilities. PHP continues to operate a 220 bed skilled and intermediate care facility for veterans under a contract with the South Carolina Department of Mental Health, and three 150 bed skilled and intermediate care facilities for veterans under a contract with the State Veterans Affairs Commission of Mississippi. These contracts provide for payment based on inpatient beds per day. PHP is obligated under the South Carolina contract until December 2000, and under the Mississippi contract for up to another three years.

    Total Managed Care. PHP provides specialized comprehensive managed health care programs for maximum, medium and minimum security correctional facilities. Correctional facilities are complex and unique environments for delivering medical and mental health care services. The Company incorporates into its correctional facilities programs its understanding of how these facilities must be managed and how security and other special issues affect program design and administration. The Company presently provides such a program for the Arkansas Department of Corrections under a unit-price contract. The units upon which payment is based are average number of inmates per month. This contract was re-awarded to the Company in July 1991 and was completed June 30, 1997. In July 1996 the Company began operating a similar contract with the Maryland Department of Corrections with an initial term of one year and two one-year options.

Government Contract Backlog. As of April 30, 1997 and 1996, the approximate aggregate amounts of the remaining portions of the then current terms of the Company's government contracts and all related renewal options were $276 million and $411 million, respectively. There can be no assurance that these contracts will not be terminated early by the government or that the renewal options under any of the Company's government contracts will be exercised. The realization of these potential revenues is dependent upon the ordering by the government entity of the estimated contract quantities and a variety of contract and other contingencies, many of which are beyond the control of the Company. See "-- Government Contracting Regulation."

Government Contracting Regulation

    During the fiscal year ended April 30, 1997, approximately 42% of the Company's revenues were derived from 28 separate contracts and subcontracts with various government agencies to provide health care to various government sponsored populations. During the same period, the Company received approximately 21% of its total revenues under 20 contracts and subcontracts with agencies of the federal government. The approximate percentages of government contract revenues realized by the Company during fiscal 1996 by type of revenue were as follows: unit-price contracts, 72.2%; fixed-price contracts, 22.8%; fixed-rate-labor hour contracts, 4.3%; and cost-reimbursement-plus-fee contracts, 0.7%. The Company's contracts with government agencies generally provide for payment by the agencies on a monthly or bi-weekly basis and do not involve reimbursement to the Company under the Medicare or Medicaid programs or direct payment to the Company by patients.

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

    Under fixed-price, unit-price and fixed-rate-labor hour contracts, the Company realizes benefits or detriments resulting from unanticipated cost variances. Under unit-price contracts, the Company also realizes benefits or detriments occasioned by unanticipated variances in unit quantities and resulting revenues.

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

    The Company believes that it has complied in all material respects with applicable government requirements. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts for a specified period of time. Moreover, pursuant to recent statutes and regulations, a suspension or debarment from obtaining future federal contracts will also result in a reciprocal suspension or debarment from participation in non-procurement federal programs, such as Medicare, Medicaid, and other federally-funded grant programs. Any such suspension or debarment of the Company could have a material adverse effect upon the Company's business.

    State governments with which the Company contracts have statutory or regulatory provisions relating to government contracting which are generally comparable to those of the U.S. Government.

Limitations on Reimbursement

    A major portion of the Company's revenues is derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1997, approximately 20% of the Company's revenues were derived from the Medicaid program, a cooperative state-federal program for medical assistance to the needy. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhanced operating efficiencies, or that any such enhancement of operating efficiencies would occur. Third party payors may also deny reimbursement if they determine that a treatment was not performed in accordance with the cost-effective treatment methods established by such payors, was experimental, or for other reasons. In addition, funding for governmental programs, such as Medicaid, is under increased scrutiny.

    Congress continues to make cutbacks in the Medicare and Medicaid programs following its failure to enact a budget reconciliation bill providing for reductions in the rate of spending increases in the Medicare and Medicaid programs. These cutbacks, budgetary constraints at both the federal and state levels, and increasing public and private sector pressures to contain health care costs are likely to continue to lead to significant reductions in government and other third party reimbursements for medical charges which could adversely affect the Company.

Government Regulation

    Regulatory Environment. Virtually all aspects of the health care industry are subject to extensive federal and state regulation relating to licensure, conduct of operations, acquisition of existing facilities, additions of new services, reimbursements for services rendered and prices for services. The Company has attempted to structure its operations so as to comply with these
regulations.   However, there can be no assurance that regulatory authorities will not challenge the conduct or structure of the Company's operations in the future. In addition, changes in applicable laws and regulations or new interpretations of existing laws and regulations could have an adverse effect on licensure, conduct of operations, acquisition of existing facilities, additions of new services, reimbursements for services rendered or prices for services. Also, the failure to maintain or renew any required regulatory approvals or licenses could prevent the Company from offering existing services or from obtaining reimbursement.

    Because of the uniqueness of the structure of the relationships between the Company and its affiliated physicians, hospitals and ancillary health care providers, there can be no assurance that review of the Company's business by courts or health care, tax, labor or other regulatory authorities will not result in determinations that could adversely affect the operations of the Company, or that the health care regulatory environment will not change in a manner that would restrict the Company's existing operations or limit the expansion of the Company's business or otherwise adversely affect the Company.

    Fraud and Abuse Statute. Anti-fraud and abuse amendments codified under the Social Security Act of 1935, as amended (the "Fraud and Abuse Statute"), prohibit certain business practices and relationships that may affect the provision and cost of health care services reimbursable under the Medicare and Medicaid programs. These amendments include anti-kickback provisions prohibiting the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. The federal courts have held that an arrangement violates the Fraud and Abuse Statute if one purpose of a transaction which results in the payment of remuneration (including the distribution of profits) is to induce the referral of patients covered by the Medicare and Medicaid programs, even if another purpose of the payment is to compensate an individual for professional services. Violations of this statute can result in criminal penalties, civil monetary penalties and exclusion from the Medicare and Medicaid programs. In an attempt to clarify which arrangements are exempt from program exclusion, civil sanctions or criminal prosecution under the Fraud and Abuse Statute, the Department of Health and Human Services published in 1991 a set of "safe harbor" regulations outlining practices that are deemed not to violate the statute. Although compliance with one of the safe harbors assures participants that an arrangement does not violate the statute, failure of an arrangement to fit within a safe harbor provision does not necessarily mean that arrangement violates the statute.

    Although the Company seeks to arrange its business relationships so as to comply with these laws, there can be no assurance that regulatory authorities might not assert a contrary position or that new laws, or the interpretation of existing laws, might not adversely affect relationships established by the Company with physicians or other health care providers or result in the imposition of penalties or sanctions on the Company or its facilities.

    Federal and State Anti-Referral Laws. Section 1877 of the Social Security Act (the "Stark Law") restricts physician referrals to certain providers, including hospitals, with which they have a financial arrangement. Unless excepted, a physician may not make a referral of a Medicaid or Medicare patient to any clinical laboratory services provider with whom he or she has a financial relationship, and any provider who accepts such a referral may not bill for the service provided pursuant to the referral. Sanctions for violation of the Stark Law include civil money penalties and exclusion from the Medicare and Medicaid programs. Unlike the Fraud and Abuse Statute in which an activity may fall outside a safe harbor and still not violate the law, a referral under the Stark Law that does not fall within an exception is strictly prohibited. In August 1993, Congress passed legislation ("Stark II") that, effective January 1, 1995, expanded the self-referral ban to include a number of health care services provided by entities with which the physicians may have an ownership interest or a financial relationship. The laws of some states also prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state, have been subject to limited judicial and regulatory interpretation, and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company seeks to structure its operations and arrange its business relationships so as to comply with these laws, there can be no assurance that the Company's present or future operations will not be successfully challenged as violating, or determined to have violated, such laws. Any such result could have an adverse effect on the Company.

    Applicability of Insurance Regulations.  The laws in most states also
regulate the business of insurance and the operation of HMOs.   Many states also
regulate the establishment and operation of networks of health care providers. The HMO industry is highly regulated at the state level and is highly competitive. Although the Company seeks to structure its operations so as to comply with these laws in the states in which it does business, there can be no assurance that future interpretations of insurance laws and health care network laws by the regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations or joint ventures. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years. Certain aspects of health care reform legislation may have direct or indirect consequences for the HMO industry. There can be no assurance that developments in any of these areas will not have an adverse effect on the HMOs in which the Company has ownership interests or other financial involvement.

    The Company's Medicaid HMO in the District of Columbia is subject to the licensure and other regulatory requirements set forth in the District of Columbia's Health Maintenance Organization Act of 1996 (the "Act"). The Act became effective on April 9, 1997.

Pursuant to the Act, the Company is required to apply for licensure as an HMO in the near future. The Company is currently preparing such licensure application for submission. While the Company expects that its Medicaid HMO will be granted a license to operate as an HMO in the District of Columbia, no assurance can be given that such license will be granted or that future HMO legislation or regulation in the District of Columbia or in other states will not have an adverse effect on the Company's business, financial condition or results of operation. The District of Columbia has not adopted final regulations implementing the Act, and, therefore, no assurance can be given as to the effect, if any, such regulations may have on the Company's business or operations. The Company's inability to obtain a license to operate as an HMO in the District for any reason could have an adverse effect on the Company.

    Antitrust Laws. The health care industry is receiving increased scrutiny under antitrust laws as the integration and consolidation of health care delivery increases and affects competition. The current structure of the Company's integrated health care delivery networks, and its participants may be subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company intends to comply with such state and federal laws as may affect the development of its integrated health care delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could have an adverse effect on the Company's operations or require the Company to restructure its operations.

    Federal and State Investigations. As part of the pervasive regulation of the health care industry by federal and state governments, these governments have begun intensive investigations and audits of health care providers to determine whether the providers are overcharging on medical services and procedures for Medicare and Medicaid patients. Recently, Congress, as part of the Health Insurance Portability and Accountability Act of 1996, significantly expanded the funding for such investigations. In cases in which the overcharging is deemed intentional and meets other criteria, the federal or state government may seek criminal, civil, or administrative sanctions against health care providers. This could result in exclusion from the Medicare and Medicaid programs and, under the reciprocity provisions discussed above, could result in suspension or debarment from government contracts. Any such exclusion of the Company could have a material adverse effect upon the Company's business.

    In addition, private individuals have been allowed to bring whistleblower suits, known as qui tam actions, if they believe a provider has committed fraud in Medicare or Medicaid programs, or in providing medical services under a government contract. Finally, private medical insurance companies and other private payors have begun to investigate and audit health care providers. These private payors have, on occasion, filed RICO and common law actions if they believe the provider has overcharged or mischarged them for medical services to covered individuals.

    Uncertainty Related to Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, there are currently numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. Aspects of certain of these health care proposals, such as cutbacks in the Medicare and Medicaid programs, containment of health care costs on an interim basis by means that could include a short-term freeze on prices charged by health care providers, and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the Company or that payments under governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Concerns about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in health care and related industries, and may similarly affect the price of the Company's Common Stock in the future.

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

Insurance

    The Company maintains property, general liability and medical malpractice insurance in amounts, and with coverages and deductibles, which are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The cost and availability of such insurance coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the insurance coverage maintained by the Company will be sufficient to cover all future claims or that such insurance will continue to be available in adequate amounts or at reasonable cost.

Employees

    As of June 30, 1997, the Company, including its affiliated professional entities, employed approximately 3,100 people approximately 2,000 of whom were employed on a full-time equivalent basis. The Company considers its relations with its employees to be excellent.

Risk Factors

    In addition to the other information contained in this report or incorporated by reference herein, the following factors should be considered carefully in evaluating the Company and its business.

  Government Regulation

    Regulatory Environment. Virtually all aspects of the health care industry are subject to extensive federal and state regulation. Various federal and state laws, which are interpreted and enforced by courts and regulatory authorities with broad discretion, regulate the relationships between the Company and its affiliated physicians, hospitals and ancillary health care providers. These laws include (i) the anti-fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit certain business practices and relationships that may affect the provision and cost of health care services reimbursable under the Medicaid and Medicare programs, including the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of patients or for the provision of goods or services; (ii) the anti-kickback provisions of the Social Security Act, which restrict physician referrals to certain providers, including hospitals, with which the physician has a financial arrangement; (iii) the laws of some states, which prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from engaging in the practice of medicine; (iv) the laws of most states, which regulate the business of insurance and the operation of HMOs; (v) federal antitrust laws, which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market; and
(vi) federal and state civil and criminal statutes which prohibit health care providers from fraudulently or wrongfully overcharging governmental or other third party payors for health care services. Violations of these laws could result in substantial civil or criminal penalties, exclusion from the Medicaid and Medicare programs, and suspension or debarment from obtaining government contracts. Although the Company seeks to structure its operations and arrange its business relationships so as to comply with all applicable legal requirements (including the laws and regulations mentioned above), there can be no assurance that, upon review of the Company's business, courts or regulatory authorities might not adopt or assert a contrary position, that the Company's present or future operations might not be successfully challenged as violating, or determined to have violated, such legal requirements, or that new laws and regulations, or the interpretation or existing laws and regulations, might not require the Company to restructure some or all of its operations or adversely effect the Company's business relationships. Any such result could have a material adverse effect on the Company. See "Business--Government Regulation."

    Federal and State Investigations. As part of the pervasive regulation of the health care industry by federal and state governments, these governments have begun intensive investigations and audits of health care providers to determine whether the providers are overcharging on medical services and procedures for Medicare and Medicaid patients. In cases in which the overcharging is deemed intentional and meets other criteria, the federal or state government may seek criminal, civil, or administrative sanctions against health care providers. This could result in exclusion from the Medicare and Medicaid programs and could result in suspension or debarment from government contracts. Any such exclusion, suspension or debarment of the Company could have a material adverse effect upon the Company's business. See "Business--Government Regulation."

    Uncertainty Relating to Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, there are currently numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the Company. See "Business--Government Regulation."

  Dependence on Certain Contracts

    For the year ended April 30, 1997, 33.5% of the Company's revenues, and an even greater percentage of the Company's gross profits, were derived from two contracts. These contracts are with the DCDHS (concerning the Company's Medicaid HMO in the District of Columbia) and with Medigroup, Inc., a wholly owned subsidiary of BCBSNJ (related to the provision of health care services to BCBSNJ beneficiaries under a global capitation arrangement), and accounted for 19.8% and 13.7%, respectively, of the Company's revenues in fiscal 1997. The loss of either of these contracts would have an adverse effect on the Company's business, financial condition and results of operations.

    The Company's accounts receivable as of April 30, 1997 include amounts due from the DCDHS and the United States Department of Health and Human Services as follows: approximately $10 million related to cost settlements for the three-year contract period ended September 30, 1994, and the contract period beginning October 1, 1994. The Company cannot predict when or whether these amounts will be paid. The failure of the Company to collect these amounts would have an adverse effect on the Company's business, financial condition and results of operations.

    For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding the amounts due for the 1992 through 1994 contract periods. In February 1997, that process ultimately resulted in an agreement to settle these amounts due the Company for $18.9 million. The agreement was signed and approved by two different departments in the District government, but required approval for payment by the District's Chief Financial Officer. In early March 1997, through comments in the local press, the Company learned that the Chief Financial Officer was not going to approve payment. Consequently, in light of the clearly prolonged timeframe to resolve the issues surrounding payment of these receivables, and in particular to recieve a formal response from the District providing substantiation for the denial of payment, the Company has determined to recognize reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract periods. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District.

  Capitated Nature of Revenue

    The Company provides a portion of its services on a capitated basis, and the Company intends to negotiate additional capitated agreements with managed care organizations or assume such contracts in connection with its affiliation with primary care practices. Such contracts, typically referred to as "risk sharing" contracts, are arrangements between the Company and a managed care organization under which the Company agrees to provide certain health care services, as required by members of such managed care organization, in exchange for a fixed fee per member per month. Under these contracts, the Company bears the risk that the cost of the services it is required to provide will exceed the fixed fees it is entitled to receive. In order for such risk sharing contracts to be profitable for the Company, the Company must effectively manage the utilization rate of primary care services, specialty physician services, and hospital services delivered to members of the managed care organization. There can be no assurance that the Company will receive fees under such risk sharing arrangements which will permit it to recover the costs of the health care services it will be required to provide.

  Dependence on Primary Care Physicians

    Primary care physicians are a key operating component of the Company's integrated health care delivery networks. The Company competes for exclusive primary care physician affiliations with a variety of networks including group practices, IPAs, HMOs, practice management companies and hospitals. Most primary care physicians have traditionally practiced independently or in small single specialty groups. The competitive and operational disadvantages to the physician of this type of practice structure have compelled many of these physicians to evaluate alternatives. The process of negotiating these affiliations is often competitive, complex and time consuming. There can be no assurance that the Company will continue to be able to identify and secure affiliations with a sufficient number of primary care physicians to operate its integrated health care delivery networks effectively.

  Limitations on Reimbursement

    A major portion of the Company's revenues is derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1997, approximately 20% of the Company's revenues were derived from the Medicaid program, a cooperative state-federal program for medical assistance to the needy. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhanced operating efficiencies, or that any such enhancement of operating efficiencies would occur. See "Business--Limitations on Reimbursement."


  Management Information Systems

    The Company's management information networks are critical to its ability to manage care efficiently and to be competitive in the market. The Company relies on these networks to support practice operations and to facilitate the management and monitoring of clinical performance. Clinical guidelines, practice protocols, case management and utilization review networks are all essential to the Company's ability to secure, and operate profitably under, capitated and risk sharing contracts. There can be no assurance that the Company will be able to refine and enhance these networks to keep them current and competitive.

  Dependence on Government Contracts

    Contracts with various federal, state and local government agencies (excluding agreements concerning the Company's Medicaid HMO in the District of Columbia) account for approximately 42% of the Company's revenues. These contracts are obtained primarily through the competitive bidding process as governed by applicable federal and state statutes and regulations, and generally may be modified or terminated for the convenience of the government agency at any time during the term of the contract. Contracts are generally awarded for a base period of less than one year and corresponding with the government agency's fiscal year, have two-to-four one-year renewals at the option of the government agency, and are subject to appropriation of funds annually by the appropriate legislative body. There is, therefore, no assurance that the Company will be able to retain its contracts or, if retained, that all of such contracts will be fully funded.

    Under the competitive bidding process, unsuccessful bidders may protest the award of a contract to another bidder in accordance with a government appeals process if they believe the award was improper.

Such protests could result in the rebidding, delay or loss of contracts. In addition, contracts with government agencies are generally complex in nature and subject contractors to extensive regulation under federal, state and local law. For example, government contractors are subject to audits which can result in adjustments to contract costs and fees.

    The Company believes that it has complied in all material respects with applicable government regulations. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts for a specified period of time. Moreover, pursuant to recent statutes and regulations, a suspension or debarment from obtaining future federal contracts will also result in a reciprocal suspension or debarment from participation in non-procurement federal programs, such as Medicare, Medicaid, and other federally-funded grant programs. Any such suspension or debarment of the Company could have a material adverse effect upon the Company's business.

  Dependence on Key Personnel

    The Company is highly dependent on the skill and efforts of its senior management. The loss of key management personnel or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could adversely affect the Company's business.

  Competition

    The managed care industry is highly competitive and is subject to continuing changes in how services are provided and how providers are selected and paid. Increased enrollment in prepaid health care plans due to health care reform or for other reasons, increased participation by physicians in group practices and other factors may attract new entrants into the managed care industry and result in increased competition for the Company. Certain of the Company's competitors are significantly larger, have access to substantially greater financial, management and other resources, provide a wider variety of services, have greater experience in providing health care management services and may have longer established relationships with payors than the Company. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to develop, consolidate and manage integrated health care delivery networks on terms beneficial to the Company.

  Exposure to Professional Liability

    Due to the nature of the Company's business, there are asserted from time to time medical malpractice lawsuits and other claims against the Company, some of which are currently pending, which subject the Company to the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the negligence of physicians employed or contracted by the Company. To the extent such physicians are employees of the Company or were regarded as agents of the Company in the practice of medicine, the Company would, in most instances, be held liable for their negligence. In addition, the Company could be found in certain instances to have been negligent in performing its management services under contractual arrangements, even if no agency relationship with the physician were found to exist. In some cases, the Company's contracts with hospitals and third party payors require the Company to indemnify such other parties for losses resulting from the negligence of physicians who were employed or managed by or affiliated with the Company.

    The Company maintains professional and general liability insurance on a claims made basis in amounts deemed appropriate by management, based on historical claims and the nature and risks of its business. There can be no assurances, however, that an existing or future claim or claims will not exceed the limits of available insurance coverage, that any insurer will remain solvent and able to meet its obligations to provide coverage for any such claim or claims or that such coverage will continue to be available or available with sufficient limits and at a reasonable cost to adequately and economically insure the Company's operations in the future. A judgment against the Company in excess of such coverage could have a material adverse effect on the Company.

  Historical Losses

    The Company reported net losses of $4.1 million, $9.3 million and $3.8 million for the fiscal years ended April 30, 1997, 1994 and 1993, respectively. Although the Company was profitable for the fiscal years ended April 30, 1996 and 1995, there can be no assurance that it will operate profitably in the future, or have earnings or cash flow sufficient to comply with the financial covenants to which it is subject or to cover its fixed charges. As a consequence of the losses reported in fiscal 1993 and 1994, the Company failed to comply with certain financial covenants under its credit agreement. The Company obtained waivers for such noncompliance and the Company's bank modified the applicable financial covenants. In the future, any failure by the Company to comply with the financial covenants contained in its credit agreement (or in any replacement credit facility) could result in a default under such facility which could have an adverse effect on the Company's business, financial condition and results of operations.

  Substantial Indebtedness

    The Company's indebtedness is substantial in relation to its stockholders' equity. At April 30, 1997, the Company's total long-term debt, net of current portion, accounted for 69.9% of its total capitalization.

  Possible Volatility of Stock Price

    The market price of the Common Stock has experienced a high degree of volatility. There can be no assurance that such volatility will not continue or become more pronounced. In addition, recently the stock market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. The Company believes that factors such as quarterly fluctuations in the financial results of the Company or its competitors and changes in general conditions in the industry, the overall economy and the financial markets could cause the price of the Common Stock to fluctuate substantially.

  Control by Management and Certain Stockholders

    Certain of the Company's executive officers and directors and related entities currently hold an aggregate of approximately 15.0% of the outstanding Common Stock (24.9% including shares issuable upon the exercise of options or the conversion of convertible securities held by such persons and exercisable or convertible within 60 days) and may exercise a controlling influence over the outcome of matters submitted to the Company's stockholders for approval. Moreover, such executive officers, directors and related entities collectively may have the power to delay, defer or prevent a change in control of the Company.

Anti-Takeover Effect of Delaware Law and Charter and By-law Provisions

    Certain provisions of the Company's certificate of incorporation, by-laws and Delaware law could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. These provisions include a classified Board of Directors, the ability of the Board of Directors to authorize the issuance, without further stockholder approval, of preferred stock with rights and privileges which could be senior to the Common Stock, elimination of the stockholders' ability to take any action without a meeting, and establishment of certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings. In addition, the Company has distributed preferred stock purchase rights which could cause substantial dilution to a person or group that attempts to acquire a controlling interest in the Company. The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an "interested stockholder."

ITEM 2. PROPERTIES

    As of June 30, 1997 the Company leased facilities for the provision of medical services and for its corporate headquarters and other administrative offices at 25 locations in nine states covering an aggregate of approximately 396,000 square feet of space. The leases expire at various dates from fiscal years 1998 to 2008.

    In addition to leased facilities, the Company owns eight parcels of real property on which it has constructed facilities to provide contracted services. These facilities are located in three states and cover an aggregate of approximately 101,000 square feet. All properties are subject to mortgages related to the Company's primary credit agreement. See Note 4 of Notes to Consolidated Financial Statements.

    All of the clinic facilities are modern and well maintained. The Company considers these facilities to be adequate for carrying out its contract requirements and commercial business.

    In May 1993, the Company purchased an office building in Reston, Virginia for approximately $12 million. The building contains approximately 165,000 square feet of rentable commercial office space of which 113,000 square feet was under lease at the time of purchase. The Company relocated its corporate operations to this building. In July 1994, the Company sold the Reston, Virginia building for approximately $14.8 million. In conjunction with the sale, the Company signed a fifteen-year lease for 55,000 square feet of space in the building. The Company completed its relocation to Reston in August 1994 and has sublet the former corporate offices in Alexandria, Virginia. See Note 11(c) of Notes to the Consolidated Financial Statements.

    The Company owns a 19,000 square foot building in San Diego, California and an 8,500 square foot building in Omaha, Nebraska, neither of which is currently needed to provide healthcare services. These buildings have been leased for three to five year periods ending in the year 2000.

    The Company owns four buildings, totaling 38,000 square feet, that were formerly used by the Company to operate healthcare services contracts with the federal government. Those contracts have been completed and the Company is actively pursuing tenants or buyers for these properties.

    The Company also leases three facilities, totaling 25,000 square feet, that were formerly used by the Company to operate healthcare services contracts with the federal government. These leases expire in September 1997 and January 1998.

    See Note 13(a) of Notes to Consolidated Financial Statements for information concerning the Company's lease rental obligations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in various legal proceedings incidental to its business, including actions involving medical malpractice claims, employment matters and contractual arrangements. In the opinion of management, after consultation with counsel, these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows, although there can be no assurance to this effect. See Note 13(c) of Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the stockholders of the Company during the quarter ended April 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions and offices they hold with the Company, their terms as officers and their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name                           Age            Positions or Offices Withh the Company
----------------------------  -----  ----------------------------------------------------
Jack M. Mazur...............    55   President and Chief Executive Officer

Michael D. Starr............    53   Senior Executive Vice President, Treasurer, and
                                     Chief Executive Officer, Government Managed Care
                                     Division

Robert L. Bowles, Jr. ......    57   President, D.C. Chartered Health Plan

William J. Lubin............    45   Executive Vice President and Chief Executive
                                     Officer, Commercial Managed Care Division

Frank L. Provato, M.D. .....   49    Executive Vice President, and Corporate Medical
                                     Director

Anthony M. Picini...........    42   Executive Vice President and Chief Financial Officer


    Jack M. Mazur, age 55, has been a director of the Company since 1976 and has served as President since October 1995. Prior to his election as President, Mr. Mazur was Chief Executive Officer of the Company's Commercial Managed Care Division. From August 1989 to October 1995, Mr. Mazur served as Senior Executive Vice President of the Company, from June 1986 to October 1993 as Secretary of the Company, and from 1976 through May 1986 as an advisor to the President and Chairman and as Assistant Secretary of the Company.

    Michael D. Starr, age 53, has been employed by the Company in various financial and operational positions since 1976 and has been a director since 1985. Mr. Starr was Controller of the Company from 1976 to 1981, Vice President, Finance and Administration from 1981 to 1986, and has been Executive Vice President since March 1986 and Chief Executive Officer of the Government Managed Care Division since October 1995.

    Robert L. Bowles, Jr., age 57, joined the Company in August 1993 in connection with the Company's acquisition of D.C. Chartered Health Plan, Inc. Mr. Bowles is the founder of D.C. Chartered and has more than 30 years experience in administration and management of health care services and operations for corporations and the military.

    William J. Lubin, age 45, joined PHP in August 1994 as Senior Vice President for Managed Care. In late 1994 he assumed the position of Chief Operating Officer, Commercial Managed Care. In October 1995, he became Chief Executive Officer of the Commercial Managed Care Division. Prior to joining PHP, Mr. Lubin held management position with Aetna Health Plans, Travelers Insurance Companies, Lincoln National, and Blue Cross and Blue Shield of Connecticut.

    Frank L. Provato, M.D., age 49, has been with the Company since 1993.
Prior to joining PHP, he served as Vice President and Corporate Medical Director for GTE Corporation, where he was responsible for the development of health care cost management strategies and the implementation of a GTE-sponsored primary care health center in Tampa, Florida. Dr. Provato has 23 years of diverse background in clinical medicine, health care administration, occupational health, and employee benefits administration.

    Anthony M. Picini, age 42, has been with the Company since 1989. Previously, Mr. Picini was with the accounting firm of KPMG Peat Marwick, where he managed the auditing and accounting of both public and private companies.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET PRICE

    The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "PPH." The following table presents, for the periods indicated, the high and low sale prices per share of Common Stock as reported by the New York Stock Exchange.


        Quarter Ended                               High        Low
        ----------------------------------------  ---------  ---------
        April 30, 1997
          Fourth Quarter........................    $23 7/8    $10 5/8
          Third Quarter.........................     29 1/2     20 7/8
          Second Quarter........................         31     22 7/8
          First Quarter.........................         36     20 3/8

        April 30, 1996
          Fourth Quarter........................    $32 5/8    $23 3/8
          Third Quarter.........................     28 1/4          20
          Second Quarter........................         20     10 5/16
          First Quarter.........................     10 7/8      8 5/16


NUMBER OF STOCKHOLDERS

    As of June 30, 1997, there were approximately 950 holders of record of the Company's Common Stock. Based on a review of its nominee account listings, the Company estimates that there are approximately 4,700 beneficial owners of the Company's Common Stock.

DIVIDENDS

    The Company has never paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to retain all future earnings to fund the operation and expansion of its business. The Company's bank credit agreement precludes the payment of cash dividends without the bank's approval.

SALES OF UNREGISTERED SECURITIES

    In December 1996, the Company issued 90,000 shares of its Common Stock to Medigroup of New Jersey, Inc. ("MGI") in consideration of MGI's providing the Company with access to MGI's network and providing claims payment services under the BCBSNJ Network Agreement. The issuance of the shares was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    In May 1997, the Company issued 200,000 shares of its Common Stock to a trust for the benefit of John W. Kluge for consideration of $13.00 per share. The issuance of the shares was exempt under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations and balance sheets is derived from the Consolidated Financial Statements of the Company as audited by Coopers & Lybrand L.L.P., independent public accountants, for the years ended April 30, 1997, April 30, 1996 and April 30, 1995 and by KPMG Peat Marwick LLP, independent public accountants for the years ended April 30, 1994 and April 30, 1993, and gives retroactive effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on November 20, 1995 to stockholders of record on November 1, 1995. The data presented below should be read in conjunction with and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. See Items 7 and 8.

                                                                          YEAR ENDED APRIL 30,
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                       ----------------------------------------------------------
                                                          1993        1994      1995(1)       1996        1997
                                                       ----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
Revenues.............................................  $  126,025  $  148,683  $  204,131  $  203,360  $  232,307
Direct costs.........................................     116,840     140,397     182,053     163,582     189,477
                                                       ----------  ----------  ----------  ----------  ----------
 Gross profit................  ......................       9,186       8,286      22,078      39,778      42,830
General and administrative expenses..................      13,201      16,936      19,660      27,173      30,846
Reserve for Medicaid receivables.....................      --          --          --          --           9,822
Former chairman retirement...........................      --          --          --          --           2,275
Restructuring charges................................      --          --          --          --           2,550
                                                       ----------  ----------  ----------  ----------  ----------
 Operating income (loss).............................      (4,015)     (8,650)      2,418      12,605      (2,663)
Other income (expense):
 Interest expense....................................      (1,071)     (3,288)     (2,209)     (3,363)     (5,577)
 Interest income.....................................          74         186         422       1,448       2,060
 Miscellaneous income (expense)......................        (325)       (504)      1,015          69        (222)
 Gain on sale of subsidiary stock....................      --          --          --           2,247      --
 Minority interest in earnings (losses) of
  subsidiaries.......................................        (225)       (213)       (159)        212        (196)
                                                       ----------  ----------  ----------  ----------  ----------
 Earnings(loss) before income taxes..................      (5,562)    (12,469)      1,487      13,218      (6,598)
Income tax expense (benefit).........................      (1,806)     (3,135)        535       4,100      (2,510)
                                                       ----------  ----------  ----------  ----------  ----------
 Net earnings (loss).................................  $   (3,756) $   (9,334) $      952  $    9,118  $   (4,088)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net earnings (loss) per common share
 Primary.............................................  $    (0.38) $    (0.93) $     0.08  $     0.68  $    (0.37)
                                                       ----------  ----------  ----------  ----------  ----------
 Fully diluted.......................................  $    (0.38) $    (0.92) $     0.08  $     0.66  $    (0.37)
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average number of common shares outstanding:
 Primary.............................................       9,996      10,085      11,226      13,429      11,038
                                                       ----------  ----------  ----------  ----------  ----------
 Fully diluted.......................................       9,996      10,117      11,910      13,873      11,038
                                                       ----------  ----------  ----------  ----------  ----------

                                                                                  AT APRIL 30,
                                                                                 (IN THOUSANDS)
                                                              -----------------------------------------------------
                                                                1993       1994       1995       1996       1997
                                                              ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Working Capital.............................................  $  20,753  $   7,736  $  15,422  $  68,562  $  27,183
Total Assets................................................     73,821     87,111     71,150    135,355    153,304
Short-term debt.............................................      4,283      4,589      2,247        545     10,916
Long-term debt..............................................     28,888     39,643     24,454     67,529     69,996
Stockholders' equity........................................     25,733     17,296     20,328     30,747     30,078

------------------------

(1) Includes $30 million of non-recurring start-up and construction revenues and costs related to the Company's BCBSNJ project.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

GENERAL

    Over the past four years, the Company has altered its focus from an historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information networks and recruiting experienced managed care executives.

    Revenues from the Commercial Managed Care Division have grown, in part as a result of acquisitions, to $134.9 million or 58.1% of total revenues in 1997 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated health care delivery networks applied in whole or in part to: (i) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population, (ii) the Company's statewide ISOC in New Jersey which contracts to provide services with HMOs and insurance companies, and (iii) family health centers which are operated on a contract basis for large employers. Also, in November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity"), formed Connecticut Health Enterprises, L.L.C. ("Connecticut Health Enterprises"), a limited liability company, for the purpose of developing a provider sponsored integrated health care delivery network in Fairfield County, Connecticut. Connecticut Health Enterprises commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. These systems of health care are marketed to insurers, HMOs, and government agencies, which contract for a total health care delivery system. In April 1996, the Company also agreed to form Georgia Health Enterprise, L.L.C., a limited liability company, with St. Mary's
Health Care System, Inc., of Athens Georgia, for the purpose of developing a provider service network in Athens, Georgia. The Company is compensated for its commercial managed health care services in a variety of methodologies, including cost plus fee, percentage of revenue, percentage of savings, fee-for-service, capitation, or some combination of the foregoing.

    Revenues from the Government Managed Care Division have decreased slightly from a peak of $116.4 million in 1992 to $97.4 million in 1997. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, long-term care, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

    The Company's revenues have increased from $118.0 million in 1992 to $232.3 million in 1997. Gross profit margins increased to 18% and 19% in 1997 and 1996, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company incurred a net loss of $4.1 million in 1997 after earning net income of $9.1 million and $952,000 in 1996 and 1995, respectively. The 1997 loss resulted from a $9.8 million reserve for Medicaid receivables, $2.6 million in restructuring charges, and a $2.3 million charge related to the retirement of the Company's former chairman. In 1994 and 1993 the Company incurred losses of $9.3 million and $3.8 million, respectively, due to a decrease in gross profits resulting from some significant nonrecurring events including certain contract receivable write-offs, increased corporate staff costs and increased commercial business development costs.

    The following table sets forth, for the years indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                YEAR ENDED APRIL 30,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
Revenues.................................    100.0%     100.0%     100.0%
Direct costs.............................     81.6       80.4       89.2
                                           ---------  ---------  ---------
Gross Profit.............................     18.3       19.6       10.8
General and administrative expenses......     13.2       13.4        9.6
Reserve for Medicaid receivables.........      4.2       --         --
Former chairman retirement package.......      1.0       --         --
Restructuring charges....................      1.1       --         --
                                           ---------  ---------  ---------
Operating income (loss)..................     (1.1)       6.2        1.2
Other income (expense)...................     (1.7)       0.3       (0.5)
                                           ---------  ---------  ---------
Earnings (loss) before income taxes......     (2.8)       6.5        0.7
Income tax expense (benefit).............     (1.1)       2.0        0.2
                                           ---------  ---------  ---------
Net earnings (loss)......................     (1.7)       4.5        0.5
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------


    The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                                     YEAR ENDED APRIL 30,
                              -------------------------------------------------------------------
                                      1997                  1996                   1995(1)
                              ---------------------  ---------------------  ---------------------



                               REVENUES       %       REVENUES       %       REVENUES       %
                              ----------  ---------  ----------  ---------  ----------  ---------
Division
Government..................    $ 97,400       41.9  $   96,424       47.4    $101,455       49.7
Commercial..................     134,907       58.1     106,936       52.6     102,220       50.1
Other.......................      --           --     --         --                456        0.2
                              ----------  ---------  ----------  ---------  ----------  ---------
  TOTAL.....................    $232,307      100.0  $  203,360      100.0    $204,131      100.0
                              ----------  ---------  ----------  ---------  ----------  ---------
                              ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) Includes $30 million of non-recurring start-up and construction revenues related to the Company's BCBSNJ project.

RESULTS OF OPERATIONS

    Fiscal Year 1997 Compared to Fiscal Year 1996

    The Company's revenues increased by $28.9 million or 14.2% to $232.3 million in fiscal year 1997 compared to $203.4 million for the prior fiscal year. This increase is due to a significant increase in the Commercial Managed Care Division and a slight increase in the Government Managed Care Division.

    The Commercial Managed Care Division revenues increased by $28 million or 26.2% to $134.9 million in fiscal year 1997 compared to $106.9 million in 1996. This net increase is the result of several increases and a decrease. The largest increase in Commercial Managed Care Division revenue resulted from the BCBSNJ ISOC project. Effective July 1, 1996, this business relationship was modified such that the Company began to provide services under a global capitation arrangement which significantly increased the revenues the Company earns as well as the scope of services and resultant cost of service. The second largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995 and therefore was only operating for less than half the year during fiscal year 1996. In addition, since commencing operations, VACHP has continually increased its membership enrollment. Commercial Managed Care Division revenues also increased as a result of the Company's ISOC development, management and operations related to its strategic ventures, primarily in Connecticut.

    These Commercial Managed Care Division increases were offset by a decrease in revenues at CHP, the Company's Medicaid HMO in the District of Columbia. CHP's revenues decreased due to a gradual decrease in enrollment from approximately 26,000 members at the end of fiscal year 1996 down to approximately 21,000 members at the end of fiscal 1997. In addition, CHP's revenues decreased because effective November 1, 1996, the contractual premium rate was reduced.

    The Government Managed Care Division revenues increased by $1.0 million or 1.0% to $97.4 million in fiscal 1997 compared to $96.4 million in 1996. This net increase is the result of (1) a significant new total managed care correctional facilities project which commenced operations in July 1996, (2) two new ambulatory care projects , one new mental health project and one new medical staffing project, all of which commenced operations since the beginning of the prior fiscal year, and (3) an increase in the number of inmates and in the per inmate reimbursement rate on an existing total managed care correctional facilities project.

     These revenue increases were almost entirely offset by decreases related to the completion of seven ambulatory care projects, three mental health projects, and one medical staffing project. The Government Managed Care Division revenues also decreased as a result of the Company's restructuring decisions in the third quarter of fiscal 1997 which included the Company's decision to terminate its long-term care line of business in the Government Managed Care Division effective December 1, 1996. The results of operations for these projects since December 1, 1996 are presented on the Statement of Operations on the Restructuring Charges line item.

    The Company's gross profit increased by 7.7% or $3 million, to $42.8 million for fiscal year 1997 compared to $39.8 million for the prior year. As a percentage of revenue, gross profit decreased to 18.4% for the current year compared to 19.6% in fiscal 1996. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

    The Commercial Managed Care Division gross profit increase resulted from: (1) the operations of VACHP which was operational a full year in 1997 and less than half a year in fiscal 1996, as discussed above, (2) the operations of the BCBSNJ ISOC, which became a global capitation healthcare services contract effective July 1, 1996, and (3) increased activity in the Company's development, management, and operations related to its strategic provider-based ISOC ventures, primarily in Connecticut. These gross profit increases were reduced by a decrease from the CHP operations resulting from a decrease in membership enrollment and a decrease in the premium rate.

    The Government Managed Care Division gross profit decreased due to the completion of several projects as described above, partially offset by increases from the commencement of operations on new projects as described above.

    General and administrative expenses increased 13.5% or $3.6 million to $30.8 million in fiscal 1997 from $27.2 million in fiscal 1996. This increase is primarily related to the Company's Commercial Managed Care Division business and is due to:
(1) additional general and administrative expenses associated with the VACHP business which commenced operations in November 1995,
(2) increased personnel and facility expenses at CHP, (3) increased facility expenses associated with the expansion of the corporate headquarters space, and (4) increased Commercial Managed Care Division development expenses. As a percentage of revenue, general and administrative expenses decreased to 13.2% for the current year compared to 13.4% in fiscal year 1996.

    During the third quarter of fiscal 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. For several years the Company engaged in ongoing good faith discussions and negotiations with the District regarding these amounts. During February 1997, that process ultimately resulted in an agreement to settle these receivables due the Company for an amount significantly in excess of what the Company had recorded. Subsequently, however, it became evident to the Company, through recent comments in the local press, that payment has been blocked. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. However, in light of the clearly prolonged timeframe to resolve these issues, the Company determined to recognize this reserve.

    During the third quarter of fiscal 1997, the Company recognized $2.3 million in expense for the retirement package provided by the Board of Directors to the Company's Founder, Chairman and Chief Executive Officer, Charles H. Robbins, upon his retirement from the Company.

    During the third quarter of fiscal 1997, the Company incurred restructuring charges of $2.6 million. Within a broad restructuring effort, this charge resulted from two specific decisions made by the Board of Directors.

    In late November 1996, the Company made the strategic decision to terminate its long-term care line of business in the Government Managed Care Division. The Company determined that maintaining this capability internally was not essential to its success in providing vertically integrated healthcare services, in whole or in part, through the Company's ISOC products. In addition, the Company determined that the relationship between the risk it assumed on these projects and the opportunity for profit was not adequately balanced. The Company recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

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

    Operating income decreased by $15.3 million from $12.6 million in operating income in fiscal 1996 to $2.7 million in operating losses in fiscal 1997. Operating margin decreased to a loss of 1.1% from income of 6.2%. This decrease is primarily related to the Medicaid receivables reserve, the restructuring charges, and the retirement expense that was recognized in fiscal 1997.

    Interest expense increased 65.8%, or $2.2 million to $5.6 million for fiscal year 1997 from $3.4 million for fiscal
1996. This increase is primarily a result of the interest expense the Company incurs on the $69.0 million in convertible subordinated debentures sold by the Company during fiscal 1996, in December 1995.

    Interest income increased by $612,000 from $1,448,000 to $2,060,000 in fiscal 1996 and 1997, respectively. This increase is due to the additional interest earned on the increase in available cash which resulted from the sale of $69.0 million in convertible subordinated debentures discussed above.

    In fiscal 1996, the Company recognized a gain of $2.2 million related to the sale of a 30% interest in its VACHP subsidiary for $3.0 million in cash.

    The effective income tax rates of 38.0% and 31.0% for fiscal years 1997 and 1996, respectively, represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in VACHP is a non-taxable transaction and therefore no provision for income taxes was included in the Company's results of operations for fiscal 1996. Exclusive of this gain, the combined effective income tax rate for fiscal year 1996 would have been 37.4%.

    The Company's results of operations decreased by $13.2 million from net earnings of $9.1 million to a net loss of $4.1 million for fiscal years 1996 and 1997, respectively, resulting in primary losses per share of $0.37 in 1997 ($0.37 fully diluted), compared with primary earnings per share of $0.68 ($0.66 fully diluted) in fiscal 1996.

   Fiscal Year 1996 Compared to Fiscal Year 1995

    The Company's revenue decreased by 0.4% or $700,000 to $203.4 million in fiscal year 1996 compared to $204.1 million for the prior fiscal year. This slight decrease is the net result of an increase in the Commercial Managed Care Division and a decrease in the Government Managed Care Division. The fiscal 1995 Commercial Managed Care Division revenues included $30.0 million of non-recurring construction and pre-operational revenue on the BCBSNJ project.

    Exclusive of the non-recurring construction and pre-operational revenue earned on the BCBSNJ project in fiscal year 1995, Commercial Managed Care Division revenue increased by $34.7 million or 48.1% to $106.9 million in fiscal 1996 compared to $72.2 million in fiscal 1995. This net increase is the result of several increases and decreases. The largest increase in Commercial Managed Care Division revenue was due to an increase in operational revenue on the BCBSNJ project which commenced operations in January 1995 and was therefore operating throughout fiscal 1996 but only four months during fiscal 1995. The second largest increase in Commercial Managed Care Division revenue was provided by CHP, and resulted from an expanded enrollment and a new contract at a higher premium rate. Additional revenue increases resulted from: (1) revenue earned during fiscal 1996 for network development efforts related to strategic ventures in Connecticut, Georgia, and other markets, (2) revenue resulting from the commencement of operations in November 1995 at VACHP, (3) increased utilization at two existing integrated health care delivery network projects for large employers, (4) increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), a case management and utilization review services company, and (5) the commencement of operations at a new integrated health care delivery network project for a large employer in January 1995.

    In addition to the Commercial Managed Care Division revenue decrease related to the construction and pre-operational phases of the BCBSNJ project, other revenue decreases resulted from the sale of two outpatient surgery centers in September 1994, and the non-recurrence of construction and pre-operational revenues earned in the prior year related to an integrated health care delivery network project for a large employer which became operational in January 1995.

    Government Managed Care Division revenue decreased by $5.0 million to $96.4 million in fiscal 1996 compared to $101.4 million in fiscal 1995. This decrease is primarily related to the completion of seven ambulatory care projects, two mental health projects, and four medical staffing projects. Offsetting these revenue decreases were revenue increases resulting from: (1) the commencement of operations on two new long-term care nursing home projects in June 1995, (2) the commencement of operations on a new ambulatory care project in October 1995, (3) the commencement of operations on a new medical staffing project in January 1995, (4) an expanded inmate population and an increase in the contract rate on a total managed care correctional facilities project, (5) an increased contract rate on a long-term care nursing home project, and (6) the expansion of services and a corresponding increase in contract rate on one PRIMUS project.

    The Company's gross profit increased by 80.1% or $17.7 million to $39.8 million in fiscal 1996 compared to $22.1 million in fiscal 1995. As a percentage of revenue, gross profit increased to 19.6% in fiscal 1996 compared to 10.8% in the prior fiscal year. This overall gross profit improvement resulted from a significant increase in the Commercial Managed Care Division as well as an increase in the Government Managed Care Division.

    The Commercial Managed Care Division gross profit increase was primarily attributable to an expanded enrollment and a new contract at a higher premium rate at CHP. A gross profit increase also resulted from the commencement of activity on the operating portion of the BCBSNJ project in January 1995, and the commencement of operations in December 1995 at VACHP. These Commercial Managed
Care Division gross profit increases were tempered by a decrease resulting from the sale of the remaining two outpatient surgery centers in September 1994.

    The Government Managed Care Division gross profit increase was due to (1) an increased contract rate at a long-term care nursing home project, (2) increased utilization, improved cost control, and higher award fee revenue at three ambulatory care projects with the Navy, (3) an expansion of services and a corresponding increase in the contract rate on one PRIMUS project, and (4) an expanded inmate population and an increased contract rate on a total managed care correctional facilities project. Government Managed Care Division gross profits decreased due to the completion of certain projects as cited above for causing revenues to decrease, and due to a decrease in utilization and the contract rate at one NAVCARE project which was completed in September 1995.

    General and administrative expenses increased 38.1% or $7.5 million to $27.2 million in fiscal 1996 from $19.7 million in the prior year. As a percentage of revenue, general and administrative expenses increased to 13.4% in fiscal 1996 compared to 9.7% during the prior year. The increase is primarily a function of the Company's commercial managed care initiatives and is due to: (1) increased general and administrative expenses associated with D.C. Chartered and its growing enrollment, (2) additional general and administrative expenses associated with the new VACHP subsidiary,
(3) increased corporate compensation costs related to the hiring and retention of existing and additional management personnel and support staff, and (4) increased facility expenses resulting from the Company's new expanded corporate headquarters office space.

    Operating income increased more than fivefold from $2.4 million in fiscal 1995 to $12.6 million for the current year. Operating margin increased to 6.2% from 1.2%. This increase was due to the increased gross profit margins, reduced by increased general and administrative expenses.

    Interest expense increased 52.2%, or $1,154,000 to $3,363,000 for fiscal 1996 from $2,209,000 in fiscal 1995. This increase is primarily a result of the interest on the $69 million in convertible subordinated debentures sold by the Company in December 1995. Partially offsetting this increase is a decrease in interest expense resulting from a decrease in the average outstanding long-term debt of the Company resulting from the sale of the Reston office building in July 1994, and the sale of the remaining two outpatient surgery centers in September 1994.

    Interest income increased by $1,026,000 from $422,000 in fiscal 1995 to $1,448,000 in the current year. This increase is due to the interest earned on the approximately $40 million in cash and cash equivalents currently available to the Company resulting from the sale of $69 million in convertible subordinated debentures in December 1995.

    In fiscal 1996 the Company recognized a gain of $2.2 million related to the sale of a 30% interest in VACHP for $3 million in cash.

    The effective income tax rates of 31.0% and 36.0% for fiscal years 1996 and 1995, respectively, represent the combined federal and state income tax rates adjusted as necessary. The gain resulting from the sale of a 30% interest in VACHP to University Health Services, Inc., is a non-taxable transaction, and therefore no provision for income taxes was included in the Company's results of operations for fiscal 1996. Exclusive of this gain, the combined effective income tax rate for the year would have been 37.4%.

    Net earnings increased by $8.2 million, from $952,000, to $9.1 million, for fiscal years 1995 and 1996, respectively, resulting in primary earnings per share of $.68 in 1996 ($.66 fully diluted), compared with primary and fully diluted earnings per share of $0.08 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million. The Company used these proceeds to extinguish all outstanding bank debt and is using the remaining amount to fund expansion of its Commercial Managed Care Division.

    For the year ended April 30, 1997, $4.4 million in cash was used by operating activities. This represents a decrease in cash provided by operations of $10.8 million compared with the $6.4 million provided by operations in the prior year. The primary cause of this decrease in cash provided by operations was a $13.2 million decrease in earnings from $9.1 million in net earnings in 1996 to a net loss of $4.1 million in 1997.

    The Company's number of days revenue in average outstanding receivables was 66 days in 1997 and 57 days in 1996. This increase results from an increase in accounts receivable related to certain
Commercial Managed Care Division ISOC business ventures, and a new receivable related to a large total managed care correctional facilities project in the Government Managed Care Division.

    Investing activities used $40.7 million in cash during 1997 compared to $400,000 used in 1996. In 1997, the cash used relates primarily to the purchase of certain health centers from BCBSNJ on February 28, 1997. The cash used during 1996 was due to acquisitions of property and equipment reduced by proceeds from the sale of stock in a subsidiary.

    Financing activities provided $8.6 million in 1997 compared to $41.5 million provided by financing activities during 1996. In
December 1995 the Company sold $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million.
With these proceeds the Company completely repaid all of the then outstanding bank debt. The cash provided by financing activities in the current year relates to borrowings on a revolving promissory note due in August 1997.

    The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its borrowing capabilities will be sufficient for known future capital needs of the Company, other than the completion of the HIP transaction, which will require additional financing. The Company intends to finance the consideration payable in connection with the HIP transaction through a combination of bank borrowings and the public or private issuance of debt or equity securities, the availability of which will depend on market conditions and other factors. In addition, there may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities. There can be no assurance that the additional financing required to complete the HIP transaction or take advantage of further expansion opportunities will be available to the Company on acceptable terms or at all.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and supplementary data of the Company are listed in the Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated herein by reference to the text appearing in Part I, Item 1 of this report under the caption "Executive Officers of the Registrant," and by reference to the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information to be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required by this Item 12 is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated herein by reference to the information to be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The financial statements and financial statement schedules required to be filed as part of this report are listed in the Index to Consolidated Financial Statements elsewhere in this report, which list is incorporated herein by reference.

EXHIBITS

    The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

    The Company did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on this 28th day of July, 1997.

                                        PHP HEALTHCARE CORPORATION
                                        (Registrant)

                                        By: /s/ Jack M. Mazur
                                            ------------------------------------
                                            Name:  Jack M. Mazur
                                            Title: President and Chief Executive
                                                   Officer


                            POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jack M. Mazur, Anthony M. Picini and Ben Rosenbaum III, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Position                         Date


/s/ Jack M. Mazur               President, Chief Executive       July 28, 1997
---------------------------     Officer and Director
Jack M. Mazur


/s/ Michael D. Starr            Senior Executive Vice            July 28, 1997
---------------------------     President and Director
Michael D. Starr


/s/ Anthony M. Picini           Executive Vice President and     July 28, 1997
---------------------------     Chief Financial Officer
Anthony M. Picini               (Chief Accounting Officer)


/s/ William J. Lubin            Executive Vice President and     July 28, 1997
---------------------------     Director
William J. Lubin


/s/ Robert L. Bowles, Jr.       President, D.C. Chartered        July 28, 1997
---------------------------     Health Plan, Inc. and
Robert L. Bowles, Jr.           Director


/s/ Frank L. Provato, M.D.      Executive Vice President,        July 28, 1997
---------------------------     Corporate Medical Director,
Frank L. Provato, M.D.          and Director



/s/ George E. Schafer, M.D.
---------------------------      Director                        July 28, 1997
George E. Schafer, M.D.


/s/ Paul T. Cuzmanes
---------------------------      Director                         July 28, 1997
Paul T. Cuzmanes


---------------------------      Director                         July 28, 1997
Joseph G. Mathews


---------------------------     Chairman of the Board            July 28, 1997
Charles P. Reilly               and Director



/s/ Donald J. Ruffing
---------------------------     Director                         July 28, 1997
Donald J. Ruffing


---------------------------     Director                         July 28, 1997
John J. McDonnell


---------------------------     Director                         July 28, 1997
Jerry W. Carlton

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Consolidated Financial Statements:
---------------------------------

Report of Independent Accountants..........................................................................     F-2

Consolidated Balance Sheets at April 30, 1997 and 1996.....................................................     F-4

Consolidated Statements of Operations for the Years Ended April 30, 1997,
  1996 and 1995............................................................................................     F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
  April 30, 1997, 1996 and 1995............................................................................     F-7

Consolidated Statements of Cash Flows for the Years Ended
  April 30, 1997, 1996, and 1995...........................................................................     F-8

Notes to Consolidated Financial Statements.................................................................     F-10

Consolidated Financial Statement Schedule:
-----------------------------------------

Schedule II - Valuation and Qualifying Accounts,
  Years ended April 30, 1997, 1996 and 1995................................................................     F-22

                   DRAFT 07/28/97 7:30 PM
              REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
PHP Healthcare Corporation:

We have audited the consolidated financial statements and the financial statement schedule of PHP Healthcare Corporation and subsidiaries as listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PHP Healthcare Corporation and subsidiaries as of April 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       Coopers & Lybrand L.L.P.




Washington, D.C.
July 25, 1997

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                            April 30, 1997 and 1996
                      (In thousands, except share data)

ASSETS                                                                                         1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $   15,765  $   48,647
  Accounts receivable, net (note 2).......................................................      45,800      46,578
  Pharmaceutical and medical supplies.....................................................       1,460       1,039
  Receivables from officers (note 12).....................................................       4,442       3,263
  Income tax receivable (note 6)..........................................................         882         410
  Deferred income taxes (note 6)..........................................................         539        --
  Other current assets....................................................................       4,273       3,638
                                                                                            ----------  ----------
    Total current assets..................................................................      73,161     103,575
Property and equipment, net (note 3)......................................................      58,444      22,685
Intangible assets, net of accumulated amortization of $1,236 in 1997 and $991 in 1996
  (note 1)................................................................................      14,989       2,942
Deferred income taxes (note 6)............................................................        --           543
Receivables from officers (note 12).......................................................       1,202       1,072
Other assets (note 12)....................................................................       5,508       4,538
                                                                                            ----------  ----------
                                                                                            $  153,304  $  135,355
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank (note 4)...........................................................  $    9,200  $     --
  Current maturities of notes payable--other (note 4).....................................       1,716         545
  Accounts payable........................................................................      12,036       9,520
  Claims payable--medical services........................................................       8,739       9,154
  Accrued salaries and benefits...........................................................      13,219      11,228
  Deferred income taxes (note 6)..........................................................        --         4,322
  Billings in excess of costs.............................................................       1,068         244
                                                                                            ----------  ----------
    Total current liabilities.............................................................      45,978      35,013
Notes payable--other, net of current maturities (note 4)..................................       3,964       1,921
Convertible subordinated debentures (note 5)..............................................      66,032      65,608
Deferred income taxes (note 6)............................................................       1,274        --
Deferred gain on sale of building (note 11)...............................................         916       1,002
Other liabilities (note 13)...............................................................         759         519
                                                                                            ----------  ----------
    Total liabilities.....................................................................     118,923     104,063
                                                                                            ----------  ----------
Minority interest (note 11)...............................................................       4,303         545
                                                                                            ----------  ----------
Stockholders' equity (notes 7, 8, 11 and 12):
  Preferred stock, $.01 par value, 500,000 shares authorized, none issued.................        --          --
  Common stock, $.01 par value, 25,000,000 shares authorized, 14,369,849 shares issued
    in 1997 and 14,203,987 shares issued in 1996..........................................         144         142
  Additional paid-in capital..............................................................      33,946      30,529
  Note receivable from sale of stock (note 7).............................................        (900)       (900)
  Retained earnings.......................................................................       3,460       7,548
  Treasury stock, 3,258,485 common shares in 1997 and 1996, at cost.......................      (6,572)     (6,572)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      30,078      30,747

Commitments and contingencies (notes 2, 4, 11,12 and 13)..................................
                                                                                            ----------  ----------
                                                                                            $  153,304  $  135,355
                                                                                            ----------  ----------
                                                                                            ----------  ----------
See accompanying notes to consolidated financial statements.

                                     F-3

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended April 30, 1997, 1996, and 1995
                    (In thousands, except per share data)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  232,307  $  203,360  $  204,131
Direct costs.................................................................     189,477     163,582     182,053
                                                                               ----------  ----------  ----------
    Gross profit.............................................................      42,830      39,778      22,078
General and administrative expenses..........................................      30,846      27,173      19,660
Reserve for Medicaid receivables (note 2)....................................       9,822        --          --
Former chairman retirement package (note 9)..................................       2,275        --          --
Restructuring charges (note 10)..............................................       2,550        --          --
                                                                               ----------  ----------  ----------
    Operating income (loss)..................................................      (2,663)     12,605       2,418
Other income (expense):
  Interest expense...........................................................      (5,577)     (3,363)     (2,209)
  Interest income............................................................       2,060       1,448         422
  Miscellaneous income (expense).............................................        (222)         69       1,015
  Gain on sale of subsidiary stock...........................................        --         2,247         --
  Minority interest in (earnings) losses of subsidiaries.....................        (196)        212        (159)
                                                                               ----------  ----------  ----------
    Earnings (loss) before income taxes......................................      (6,598)     13,218       1,487
Income tax expense (benefit).................................................      (2,510)      4,100         535
                                                                               ----------  ----------  ----------
    Net earnings (loss)......................................................  $   (4,088) $    9,118  $      952
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net earnings (loss) per common share:
  Primary....................................................................  $     (.37) $      .68  $      .08
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Fully diluted..............................................................  $     (.37) $      .66  $      .08
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average number of common shares outstanding:
  Primary....................................................................      11,038      13,429      11,226
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Fully diluted..............................................................      11,038      13,873      11,910
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                            COMMON STOCK                    NOTE
                                            ADDITIONAL   RECEIVABLE   RETAINED    TREASURY STOCK       TOTAL
                           --------------    PAID-IN     FROM SALE    EARNINGS   ----------------  STOCKHOLDERS'
                           SHARES  AMOUNT    CAPITAL      OF STOCK    (DEFICIT)  SHARES   AMOUNT      EQUITY
                           ------  ------   ----------   ----------   --------   ------   -------  -------------
Balances at April 30,
1994.....................  14,142   $141     $27,723       $--        $(2,522)   3,990    $(8,046)    $17,296
  Shares issued to
    directors............   --      --            60       --           --         (26)     52            112
  Exercise of stock
    options..............     4     --            14       --           --        --       --              14
  Treasury stock issued
    in acquisition.......   --      --         1,079       --           --        (434)    875          1,954
  Sale of treasury
    stock................   --      --           497        (900)       --        (200)    403         --
  Net earnings...........   --      --         --          --             952     --       --             952
                           ------  ------   ----------     -----      --------   ------   -------  -------------
Balances at April 30,
  1995...................  14,146    141      29,373        (900)      (1,570)   3,330    (6,716)      20,328
  Shares issued to
    directors............    21     --           136       --           --        --       --             136
  Exercise of stock
    options including
    related income tax
    benefits.............    37        1       1,020       --           --         (72)    144          1,165
  Net earnings...........   --      --         --          --           9,118     --       --           9,118
                           ------  ------   ----------     -----      --------   ------   -------  -------------
Balances at April 30,
  1996...................  14,204    142      30,529        (900)       7,548    3,258    (6,572)      30,747
  Exercise of stock
    options including
    related income tax
    benefits.............    76        1       1,018       --           --        --       --           1,019
  Shares issued in
    acquisition..........    90        1       2,399       --           --        --       --           2,400
  Net loss...............   --      --         --          --          (4,088)    --       --          (4,088)
                           ------  ------   ----------     -----      --------   ------   -------  -------------
Balances at April 30,
  1997...................  14,370   $144     $33,946       $(900)     $ 3,460    3,258    $(6,572)    $30,078
                           ------  ------   ----------     -----      --------   ------   -------  -------------
                           ------  ------   ----------     -----      --------   ------   -------  -------------

          See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Years Ended April 30, 1997, 1996, and 1995
                                  (In thousands)

                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
Cash flows from operating activities:
  Net earnings (loss)..............................................................  $  (4,088) $   9,118  $     952
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
  operating activities:
    Gain on sale of subsidiary stock...............................................       --       (2,247)      --
    Minority interest in earnings (losses) of subsidiaries.........................        196       (212)       159
    Depreciation and amortization..................................................      5,372      3,944      3,401
    Increase (decrease) in deferred income taxes...................................     (3,044)     3,955        382
    Other items, net...............................................................        (86)       (83)      (378)
    Changes in operating assets and liabilities, net of effects from purchase/sale of subsidiaries:
      Increase in accounts receivable, net.........................................     (5,967)   (14,019)    (7,391)
      Decrease (increase) in income tax receivable.................................       (471)       182      2,741
      Decrease in pharmaceutical and medical supplies..............................        209         50        264
      Increase in other current assets.............................................       (636)    (1,539)      (499)
      Increase in other assets.....................................................     (1,014)    (2,015)    (1,081)
      Increase (decrease) in accounts payable......................................      2,516      3,115     (1,539)
      Increase (decrease) in claims payable........................................       (415)     3,154       (388)
      Increase in accrued salaries and benefits....................................      1,991      3,199        852
      Increase (decrease) in billings in excess of costs...........................        824       (475)    (1,465)
      Increase in other liabilities................................................        240        247         63
                                                                                     ---------  ---------  ---------
        Net cash provided by (used in) operating activities........................    (4,373)      6,374     (3,927)
                                                                                     ---------  ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment............................................     (9,601)    (3,383)    (6,217)
  Net proceeds from the sale of property and equipment.............................       --         --       14,045
  Acquisition of subsidiaries, net of cash acquired (note 11)......................    (31,053)      --         (811)
  Disposition of subsidiaries, net of cash conveyed (note 11)......................       --         --       10,790
  Sale of subsidiary stock.........................................................       --        3,000       --
                                                                                     ---------  ---------  ---------
    Net cash provided by (used in) investing activities............................    (40,654)      (383)    17,807
                                                                                     ---------  ---------  ---------

(Continued)

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   Years Ended April 30, 1997, 1996, and 1995
                                  (In thousands)


                                                                                     1997        1996       1995
                                                                                   ---------  ----------  ---------
Cash flows from financing activities:
  Net proceeds (repayments) under revolving promissory notes.....................  $   9,200  $  (20,546) $   6,590
  Borrowings on notes payable....................................................        241       1,918        751
  Repayments on notes payable....................................................       (568)     (5,607)   (20,845)
  Receivables from officers......................................................     (1,309)       (538)    (1,561)
  Issuance of treasury stock to directors........................................       --           136        112
  Proceeds from the exercise of stock options....................................      1,019         507         14
  Capital contributions from other shareholders in subsidiaries..................      3,562        --         --
  Distributions paid to limited partners.........................................       --          --         (133)
  Net proceeds from issuance of convertible subordinated debentures..............       --        65,608       --
                                                                                   ---------  ----------  ---------
    Net cash provided by (used in) financing activities..........................     12,145      41,478    (15,072)
                                                                                   ---------  ----------  ---------
      Net increase (decrease) in cash and cash equivalents.......................    (32,882)     47,469     (1,192)

Cash and cash equivalents, beginning of year.....................................     48,647       1,178      2,370
                                                                                   ---------  ----------  ---------
Cash and cash equivalents, end of year...........................................  $  15,765  $   48,647  $   1,178
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................................................  $   4,987  $    1,876  $   1,922
    Income taxes.................................................................        586          42         22

Supplemental disclosure of non-cash investing and financing activities (note 11):
  Sale of treasury stock for note receivable.....................................       --          --    $     900
  Forfeiture of acquisition note and corresponding excess
    cost over fair value of assets acquired......................................       --          --    $      50

    See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1997, 1996 AND 1995

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

    In November 1995, the Company formed and commenced operating Virginia Chartered Health Plan, Inc. (VACHP), a Medicaid HMO operating in select markets in Virginia.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    Revenue on prepaid Medicaid HMO contracts is recognized based on premiums earned during the period in which the HMO is obligated to provide services, including estimated amounts relating to final settlements upon contract completion, if applicable.

    Revenue on prepaid global capitation healthcare services contracts is recognized based on premiums earned during the period in which the Company is obligated to provide services.

    Patient service revenue is reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered primarily based on contractually determined rates.

    The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues were as follows:
21%, 24% and 33% for 1997, 1996 and 1995, respectively, from the federal government; 20%, 28% and 22% for 1997, 1996 and 1995, respectively, from the District of Columbia; 14%, 10% and 17% for 1997, 1996 and 1995, respectively, from Blue Cross/Blue Shield of New Jersey.

    The Company's net accounts and contract settlement receivables related to the individual customers noted above are $5.3 million, $12.1 million, and $0.5 million from the federal government, the District of Columbia, and Blue Cross/Blue Shield of New Jersey, respectively, at April 30, 1997, and
$6.1 million, $19.1 million, and $8.5 million at April 30, 1996, respectively.

    (e) Cash Equivalents

    For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. Cash equivalents consist of money market accounts, certificates of deposit and debt instruments amounting to $13.4 million and $46.0 million at April 30, 1997 and 1996, respectively.

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

    (g) Intangible Assets

    Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over periods of estimated benefit of 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the balance can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Intangible assets also represent costs allocated to network agreements, physician practices and other specifically identifiable assets arising from business acquisitions. These assets are amortized on a straight-line basis over their estimated useful lives which range from 3 to 25 years.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

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

    (n) Earnings (Loss) Per Common Share

    Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, which are adjusted for the assumed exercise of stock options, stock warrants, and convertible debt, if dilutive. Common share equivalents, which include dilutive stock options and warrants, are computed using the treasury stock method. Loss per common share is computed excluding common share equivalents because they are antidilutive. The convertible debt is computed using the "if converted" method.

(2) ACCOUNTS RECEIVABLE

    Accounts receivable, net includes the following at April 30 (in thousands):

                                                                                      1997       1996
                                                                                    ---------  ---------
    Contract receivables:
      Billed:
        Contracts in process.......................................................  $   9,087  $  10,844
        Final billings on completed contracts......................................        168         --
                                                                                    ---------  ---------
                                                                                        9,255     10,844
                                                                                    ---------  ---------
    Unbilled:
      Incurred costs and accrued profits..........................................     23,596     19,842
      Retainages..................................................................        468        468
                                                                                    ---------  ---------
                                                                                       24,064     20,310
                                                                                    ---------  ---------
      Contract settlement........................................................     21,841     14,397
      Less reserve for Medicaid receivable.......................................     (9,822)        --
                                                                                    ---------  ---------
                                                                                       12,019     14,397
                                                                                    ---------  ---------

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES


         Total contract receivables...............................................     45,338     45,551
    Patient service receivables...................................................        226        276
    Other receivables.............................................................        423        945
                                                                                    ---------  ---------
         Total....................................................................     45,987     46,772
    Less allowance for doubtful accounts receivable...............................       (187)      (194)
                                                                                    ---------  ---------
         Accounts receivable, net.................................................  $  45,800  $  46,578
                                                                                    ---------  ---------
                                                                                    ---------  ---------


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

    CHP receives interim payments on an estimated basis with a final settlement occurring at the end of the contract period for the difference between amounts earned and the interim payments received. The final settlement process with DCDHS and HCFA is subject to defined upper payment limits and requires an audit of CHP's activities. Due to the unique nature of these contracts, DCDHS has not undergone a final settlement process for this type of contract.

    In April 1996, the U.S. Government enacted a law, the effect of which requires the Company's contracts with DCDHS to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the law, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology.

    For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding the amounts due for the 1992 through 1994 contract periods. In February 1997, that process ultimately resulted in an agreement to settle these amounts due the Company for $18.9 million. The agreement was signed and approved by two different departments in the District government, but required approval for payment by the District's Chief Financial Officer. In early March 1997, through comments in the local press, the Company learned that the Chief Financial Officer was not going to approve payment. Consequently, in light of the clearly prolonged timeframe to resolve the issues surrounding payment of these receivables, and in particular to receive a formal response from the District providing substantiation for the denial of payment, the Company recognized reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract periods. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District.

    The Company believes that the final settlement of these contracts under the method prescribed by the new law may result in payments to the Company materially in excess of the $12.0 million and $14.4 million in receivables recorded at April 30, 1997 and 1996, respectively, which amounts have been consistently estimated based on the Company's conservative interpretation of amounts due based on the methods in effect prior to the enactment of the new law.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at April 30 (in thousands):

                                                              1997       1996
                                                           ---------  ---------
Land.....................................................  $   9,491  $   3,969
Buildings................................................     25,597      9,227
Leasehold improvements...................................     13,385      7,644
Equipment................................................     20,509     13,363

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Furniture and fixtures...................................      4,958      4,236
Vehicles.................................................        228        182
Construction in progress.................................        126         --
                                                           ---------  ---------
                                                              74,294     38,621
Less accumulated depreciation and amortization...........    (15,850)   (15,936)
                                                           ---------  ---------
Property and equipment, net..............................  $  58,444  $  22,685
                                                           ---------  ---------
                                                           ---------  ---------

    As of April 30, 1997 and 1996, $1.1 million in furniture and fixtures and related accumulated depreciation of $787,000 and $627,000, respectively, were financed by capital leases. As of April 30, 1997, $3.5 million in equipment and related accumulated depreciation of $148,000 were financed by capital leases.

    Depreciation and amortization expense for property and equipment totaled $4.6 million, $3.7 million and $3.1 million for the years ended April 30, 1997, 1996 and 1995, respectively.

(4) NOTES PAYABLE

    (a) Note Payable to Bank

    The note payable to bank at April 30, 1997 is a revolving promissory note due August 28, 1997, collateralized by all of the Company's assets, with a maximum credit line of $12.2 million, and interest due monthly at 1.5% above LIBOR.

    The revolving promissory note contains a letter of credit facility whereby the bank will issue for the account of the Company, irrevocable stand-by letters of credit in connection with certain contract performance requirements. The amount of outstanding stand-by letters of credit reduces the amount of funds available under the revolving note agreement. Under this agreement, the Company had issued stand-by letters of credit amounting to approximately $3.0 million and $1.1 million at April 30, 1997 and 1996, respectively. The revolving promissory note functions similar to a line of credit with daily advances and repayments. Accordingly, revolving promissory note activity is presented as a net amount in the consolidated statements of cash flows.

    The Company's credit agreement, as amended, contains certain covenants which, in addition to other restrictions, limit the amount of capital expenditures and additional borrowings. The Company is also precluded from the payment of cash dividends without the bank's approval, and is required to maintain certain financial ratios.

    (b) Notes Payable--Other

    The notes payable--other consists of the following at April 30 (in thousands):

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Collateralized term note of $1.4 million, interest at 10.5%, monthly payments
  of principal and interest of $31,000, due October 2000.......................................  $   1,079  $   1,321
Insurance note of $242,000, monthly payments of principal and interest of
  $25,000, interest at 5.4%, due January 1998..................................................        218         --
Obligations under capital leases, for certain equipment and fixtures, monthly payments of principal and interest of $58,000, interest from 4.1% to 8.4%,
  due February 2001............................................................................      3,883        645
Convertible promissory notes of $500,000, interest due annually on April 30 at 7%, convertible into common stock at $4.50 per share commencing September 1995,
  due September 1999 (notes 7(b) and 11(a))....................................................        500        500
                                                                                                 ---------  ---------
Total notes payable--other.....................................................................      5,680      2,466
      Less current maturities..................................................................     (1,716)      (545)
                                                                                                 ---------  ---------
    Notes payable--other, net of current maturities............................................  $   3,964  $   1,921
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    Scheduled maturities of notes payable-other at April 30, 1997 are as follows (in thousands): $1,716 in 1998, $1,183 in 1999, $1,763 in 2000, $1,018 in 2001,
and none in 2002.

     The Company's weighted average interest rate on short-term borrowings outstanding at April 30, 1997 and 1996 was 7.2% and 7.0%, respectively.

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

(6) INCOME TAXES

    Income tax expense (benefit) consists of the following at April 30 (in thousands):

                                                       CURRENT    DEFERRED     TOTAL
                                                     -----------  ---------  ---------
1997:
   Federal........................................   $      --   $  (2,250) $  (2,250)
   State..........................................          --        (260)      (260)
                                                          -----   ---------  ---------
                                                     $      --   $  (2,510) $  (2,510)
                                                          -----   ---------  ---------
                                                          -----   ---------  ---------
1996:
   Federal........................................   $      --   $   3,400  $   3,400
   State..........................................          --         700        700
                                                         -----   ---------  ---------
                                                     $      --   $   4,100  $   4,100
                                                         -----   ---------  ---------
                                                         -----   ---------  ---------
1995:
   Federal........................................   $    (270)  $     752  $     482
   State..........................................         (30)         83         53
                                                         -----   ---------  ---------
                                                     $    (300)  $     835  $     535
                                                         -----   ---------  ---------
                                                         -----   ---------  ---------

    Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Computed "expected" tax expense (benefit)...........................................  $  (2,243) $   4,494  $     506
Increase (decrease) in income tax resulting from:
  State income tax expense (benefit), net of federal
    income taxes....................................................................       (261)       434         69
  Non-taxable gain on sale of stock in subsidiary...................................         --       (853)        --
  Amortization of excess cost over fair value of
    assets acquired.................................................................         51         64        196
  Non-deductible items related to sale of subsidiary................................         --         --      1,489



                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Change in the valuation allowance allocated to
    income tax expense..............................................................         --         --     (1,707)
   Other............................................................................        (57)       (39)       (18)
                                                                                      ---------  ---------  ---------
                                                                                      $  (2,510) $   4,100  $     535
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
  Effective income tax rate.........................................................       38.0%      31.0%      36.0%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996, are as follows:

                                                                                                 1997       1996
                                                                                               ---------  ---------
  Deferred tax assets:
    Accounts receivable, principally due to differing recognition methods........................  $   1,208  $     746
    Property and equipment, principally due to difference in depreciation........................        396        349
    Land and building, due to valuation methods..................................................        230        230
    Accrued employee benefits....................................................................      2,263      1,616
    Accrued contract and sublease losses.........................................................        237        270
    State and federal net operating loss and contribution carryforwards..........................      2,773      2,725
    Alternative minimum tax credit carryforwards.................................................        361        361
                                                                                                   ---------  ---------
      Total gross deferred tax assets............................................................      7,468      6,297
    Less valuation allowance.....................................................................         --         --
                                                                                                   ---------  ---------
      Net deferred tax assets....................................................................  $   7,468  $   6,297
                                                                                                   ---------  ---------
    Deferred tax liabilities:
      Accounts receivable, principally due to differing recognition methods......................  $   5,132  $   9,334
      Property and equipment, principally due to difference in depreciation......................         45         35
      Precontract costs..........................................................................      3,008        688
      Deferred lease obligations.................................................................         18         19
                                                                                                   ---------  ---------
        Total deferred tax liabilities...........................................................  $   8,203  $  10,076
                                                                                                   ---------  ---------
        Net deferred income tax liability........................................................  $     735  $   3,779
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    The valuation allowance for deferred tax assets was zero as of April 30, 1997 and 1996.

    As of April 30, 1997, the Company has federal and state net operating loss carryforwards of approximately $7.5 million, available to offset future federal and state taxable income, expiring principally in fiscal years 2008 and 2009. Certain of these carryforwards have annual dollar limits. In addition, the Company has alternative minimum tax credit carryforwards of approximately $360,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

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

    (c) Treasury Stock

    In September 1994, the Company issued 380,000 shares of treasury stock in exchange for the minority interests in Paragon and issued 54,286 shares of treasury stock in exchange for 100% of the common stock of J.P. Cole & Associates. In December 1996, 88,572 additional shares of the Company's treasury stock which had been issued as future consideration in the J.P. Cole & Associates acquisition were released from escrow (note 12(d)).

    (d) Stock Rights

    On April 10, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the Rights) for each share of common stock outstanding at April 20, 1992 or issued thereafter. The Board of Directors also designated and reserved 50,000 shares of preferred stock as "Series A Junior Preferred Stock". Each Right when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $42.50, subject to adjustment. The Rights will become exercisable after public announcement that, without consent of a majority of disinterested members of the Board of Directors, a third party has acquired or obtained beneficial ownership of 15% or more of the outstanding Common Shares or 10 business days after commencement or public announcement of an offer of such an event. The Rights, which do not have voting rights, expire in April 2002, and may be redeemed in whole by the Company at $.01 per Right at any time prior to their expiration or the acquisition by a third party of 15% or more of the Company's Common Stock. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. At April 30, 1997, and 1996, 11,111,364 and 10,945,502 rights are outstanding, respectively.

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

    (f) Subsequent Event--Sale of Stock

    On May 2, 1997, the Company sold 200,000 shares of stock at $13 per share to an investor in a private transaction.

(8) STOCK OPTIONS AND WARRANTS

    In November 1986, the Board of Directors adopted and the shareholders approved the Company's 1986 Stock Option Plan. Effective May 1, 1991, the Board of Directors adopted, and effective September 30, 1991 the shareholders approved, the Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan (the Plan).

    The Plan provided for the granting of options to purchase a maximum of 1,500,000 shares of the Company's stock to eligible employees and officers of the Company. In November 1994, the shareholders approved an increase in the maximum to 3,500,000 shares. The Plan provides for the granting of options which qualify as incentive stock options as well as non-qualified stock options. All incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, and non-qualified stock options must have an exercise price of not less than 60% of the fair market value of the common stock on the date of grant. All

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES options granted prior to April 30, 1991, under the Plan, may be exercised no earlier than two years from the date of grant. All options granted since April 30, 1991, are exercisable ratably on an annual basis over two to five years from the date of grant. Options are canceled 90 days after termination of employment if not exercised.

    The following is a summary of activity of the stock option plan in 1995, 1996 and 1997:

                                                                                                                    Weighted
                                                                                                                    Average
                                                                        SHARES        PRICE         AMOUNT       Exercise Price
                                                                      ----------  -------------  -------------   --------------
    Options outstanding at April 30, 1994...........................   1,494,800  $  1.95-11.25  $  12,936,975      $ 8.65
      Options granted in 1995.......................................   2,697,200      3.04-5.94     11,793,908        4.37
      Options exercised in 1995.....................................       5,000          2.875         14,375        2.88
      Options canceled in 1995......................................   1,342,700     3.04-11.25     12,263,377        9.13
                                                                      ----------  -------------  -------------   --------------
    Options outstanding at April 30, 1995...........................   2,844,300     1.95-11.25     12,453,131        4.38
      Options granted in 1996.......................................     267,000     9.25-27.25      3,977,375       14.90
      Options exercised in 1996.....................................     108,372     1.95-11.25        506,196        4.67
      Options canceled in 1996......................................      15,378     3.04-11.25         83,745        5.45
                                                                      ----------  -------------  -------------   --------------
    Options outstanding at April 30, 1996...........................   2,987,550     3.00-27.25     15,840,565        5.30
      Options granted in 1997.......................................     380,084    11.63-35.00      9,810,648       25.81
      Options exercised in 1997.....................................      75,862     3.03-10.50        504,013        6.64
      Options canceled in 1997......................................      24,676     3.04-34.13        442,970       17.95
                                                                      ----------  -------------  -------------   --------------
    Options outstanding at April 30, 1997...........................   3,267,096  $  3.00-35.00  $  24,704,230      $ 7.56
                                                                      ----------  -------------  -------------   --------------
                                                                      ----------  -------------  -------------   --------------
    Options exercisable at April 30, 1997...........................   1,835,496                                    $ 4.76
                                                                      ----------                                 --------------
                                                                      ----------                                 --------------

    On June 10, 1994, the Stock Option Committee of the Board of Directors adopted a resolution whereby each holder of outstanding stock options under the Plan was allowed to surrender outstanding stock options on or before September 15, 1994, in return for an equal number of options with an exercise price equal to 60% of the fair market value of the Company's common stock on June 10, 1994. The new options vest ratably in one-third increments over three years and expire in ten years. A total of 1,315,700 options were surrendered and canceled with a corresponding issuance of new options with a grant price of $3.04 under the provisions of this resolution.

    The Company has also granted options outside of the Plan. The following is a summary of stock option activity outside of the Plan in 1995, 1996 and 1997:

                                                                                                                       Weighted
                                                                                                                       Average
                                                                              SHARES       PRICE        AMOUNT      Exercise Price
                                                                             ---------  -----------  ------------   --------------
    Options outstanding at April 30, 1994..................................     85,000  $ 3.80-5.50  $    426,750        $5.02
      Options granted in 1995..............................................    324,286         4.50     1,459,287         4.50
      Options exercised in 1995............................................         --           --            --           --
      Options canceled in 1995.............................................         --           --            --           --
                                                                             ---------  -----------  ------------   --------------
    Options outstanding at April 30, 1995..................................    409,286    3.80-5.50     1,886,037         4.61
      Options granted in 1996..............................................         --           --            --           --
      Options exercised in 1996............................................         --           --            --           --
      Options canceled in 1996.............................................         --           --            --           --
                                                                             ---------  -----------  ------------   --------------
    Options outstanding at April 30, 1996..................................    409,286    3.80-5.50     1,886,037         4.61
      Options granted in 1997..............................................         --           --            --           --
      Options exercised in 1997............................................         --           --            --           --
      Options canceled in 1997.............................................         --           --            --           --
                                                                             ---------  -----------  ------------   --------------
    Options outstanding at April 30, 1997..................................    409,286  $ 3.80-5.50  $  1,886,037        $4.61
                                                                             ---------                              --------------
                                                                             ---------                              --------------
    Options exercisable at April 30, 1997..................................    409,286                                   $4.61
                                                                             ---------                              --------------
                                                                             ---------                              --------------

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    To the extent any options are granted at an exercise price less than the fair market value at the date of the grant, the Company records compensation expense equal to the difference in such prices ratably over the applicable vesting period. The Company recorded compensation expense of $1.3 million, $1.0 million and $1.1 million in 1997, 1996, and 1995, respectively, in the consolidated statement of operations relating to options.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan, except as required by Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees", as noted above. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1997       1996
                                                           ----       ----

    Net earnings (loss) - as reported (000's)........... $(4,088)    $9,118
    Net earnings (loss) - pro forma (000's)............. $(4,999)    $8,995
    Earnings (loss) per share - as reported............. $  (.37)    $  .68
    Earnings (loss) per share - pro forma............... $  (.45)    $  .67

    The weighted average fair value per share of options granted during fiscal years 1997 and 1996 was $14.73 and $7.00, respectively. The fair value of each option grant is estimated on the date of grant, based on the market price of the stock on that date which is also the option grant price using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

    Dividend Yield......................................       0%        0%
    Expected volatility.................................      60%       60%
    Risk-free Interest Rate.............................    6.03%     6.03%
    Expected Lives......................................  5 years   5 years

    In conjunction with the acquisition of EastWest Research Corporation on November 1, 1992, the Company issued 20,000 stock warrants at $5.75 per share, 20,000 stock warrants at $7.50 per share, and 20,000 stock warrants at $12.00 per share. In December 1994, 25% of these warrants were canceled. The 45,000 remaining warrants are exercisable in varying percentages after two years and expire seven years from the date of issuance. The value assigned to these warrants was immaterial. The number of these stock warrants which are exercisable at April 30, 1997 is 45,000.

(9) RETIREMENT OF FORMER CHAIRMAN

    On January 31, 1997, the Company's Founder, Chairman and Chief Executive Officer, Charles H. Robbins, retired. The Board of Directors provided Mr. Robbins a retirement agreement that included a one-time $2 million payment and a payment of $275,000 related to a one-year noncompetition agreement. In connection with the agreement, on May 2, 1997, Mr. Robbins repaid all outstanding notes receivable and accrued interest due the Company under the Senior Executive Loan Program and notes receivable related to certain life insurance policies. The agreement contains additional clauses which include, among other things, a "standstill" provision and restrictions on the timing of any dispositions of Mr. Robbins' holdings in the Company. For the year ended April 30, 1997, the Company recognized $2.275 million in expense related to this retirement agreement.

(10) RESTRUCTURING CHARGES

    During the third quarter ended January 31, 1997, the Company incurred restructuring charges of $2.55 million. Within a broad restructuring effort, this charge resulted from two specific decisions made by the Board of Directors.

    In November 1996, the Company made the strategic decision to terminate its long-term care line of business, resulting in restructuring charges of $1.8 million.

    Effective January 31, 1997, the Company made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly-owned subsidiary, Sterling Communities Corporation. Future buildings and facilities management needs will be fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

(11) ACQUISITION, DEVELOPMENT, AND SALE OF SUBSIDIARIES

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    (b) Sale of Surgery Centers

    Effective September 30, 1994, the Company sold 100% of its interest in two ambulatory surgery centers for approximately $11.75 million in cash plus the assumption of related notes payable of approximately $5 million. The related gain on disposition after the write-off of the excess cost over the estimated fair value of net assets resulting from the acquisition of the centers is approximately $340,000 and is included as miscellaneous income in fiscal year 1995.

    (c) Sale of Office Building

    In July 1994, the Company, through a wholly owned subsidiary, sold an office building in Reston, Virginia for approximately $14.8 million. The Company leases approximately 55,000 square feet of the building under a 15 year lease and accordingly, the gain on this sale of approximately $1.2 million has been deferred and is being amortized ratably over the life of this lease. In conjunction with this sale, the Company repaid in full non-recourse mortgage notes of approximately $9.4 million.

    (d) Sale of Partial Interest in Health Maintenance Organization

    On January 31, 1996, Virginia Chartered Health Plan, Inc. (VACHP), a wholly owned subsidiary of the Company, sold a 30% interest to University Health Services, Inc. (UHS), an affiliate of the Medical College of
Virginia, for $3.0 million in cash. The Company recognized a gain of $2.2 million related to this sale, which is presented separately in the consolidated statement of operations for the year ended April 30, 1996. Since this was a sale of previously unissued VACHP shares the resulting gain is not taxable and accordingly, no corresponding provision for income taxes was recognized. In conjunction with the sale of stock, VACHP entered into a five-year Network Agreement with UHS for inpatient services. The sale of stock agreement provides that at the termination of the five-year Network Agreement, if not renewed or terminated due to breach, UHS may put or VACHP may call the shares purchased at the then fair market value.

    (e) Acquisition of Primary Care Facilities and Related Network Services Agreement

    On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owns a minority interest (the REIT), acquired certain primary care facilities located throughout New Jersey formerly operated by Blue Cross and Blue Shield of New Jersey, Inc. (BCBSNJ). The total purchase price, including transaction costs and other consideration, was approximately $44.7 million, of which $22.3 million was paid by the REIT and the balance of the other consideration was provided by the Company in the form of $8.8 million in cash, $7.7 million in other non-cash consideration, $3.5 million in new lease financing, and 90,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term loans and $2 million in long-term secured loans until permanent financing is obtained. Since the Company funded substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements, the Company has consolidated the operations of the REIT since February 1997. The Company's portion of the cash consideration paid to BCBSNJ and the amounts contributed or advanced to the REIT were obtained from a combination of cash on hand, equipment lease financing, and borrowings on its bank line of credit.

    This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible ($32.6 million) and identifiable intangible ($4.4 million) assets and assumed liabilities based on their respective fair market values. The identifiable intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 25 years. The excess cost over the estimated fair market value of the acquired net assets of approximately
$7.7 million is being amortized on a straight line basis over 25 years.

    On February 28, 1997, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement effective July 1, 1996, pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation. As a result of the new agreement, BCBSNJ paid the Company global capitation from July 1, 1996 amounting to $9,977,000 of additional revenue for the period July 1, 1996 through February 28, 1997, recorded in the fourth quarter of fiscal 1997. Also, under the network services agreement, the Company was responsible for all costs associated with global capitation services for the period July 1, 1996 through February 1997 resulting in incremental costs of 10,018,000, recorded in the fourth quarter of fiscal 1997. Accordingly, the results of operations under the network services agreement are included in the consolidated financial statements from July 1, 1996.

    If these transactions occurred on May 1, 1995 or 1996, the effect on the Company's results of operations and net earnings would have been immaterial. Unaudited pro forma consolidated revenues of the Company would have been approximately $235 million and $212 million for the years ended April 30, 1997 and 1996, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    (f) Supplemental Disclosure of Noncash Investing and Financing Activities

                                                                                         1997        1996        1995
                                                                                       ---------     -----     ---------
Acquisition of subsidiaries
  Fair value of assets acquired......................................................  $  36,977          --   $   1,343
  Excess of cost over fair value of assets acquired..................................      7,762          --       2,439
  Other non-cash consideration.......................................................     (7,745)         --          --
  Notes payable issued...............................................................     (3,541)         --      (1,017)
  Value of stock and guarantee issued................................................     (2,400)         --      (1,954)
                                                                                       ----------    -------    ---------
  Cash paid..........................................................................     31,053          --         811
  Less cash acquired.................................................................         --          --          --
                                                                                       ----------    -------    ---------
  Acquisition of subsidiaries, net of cash acquired..................................  $  31,053          --   $     811
                                                                                       ----------    -------    ---------
                                                                                       ----------    -------    ---------
Disposition of subsidiaries
  Fair value of assets sold..........................................................         --          --   $   5,964
  Write-off of excess of cost over fair value of assets..............................         --          --      11,130
  Liabilities assumed by purchaser...................................................         --          --      (5,721)
                                                                                       ----------    -------    ---------
  Cash received......................................................................         --          --      11,373
  Less cash conveyed.................................................................         --          --        (583)
                                                                                       ----------    -------    ---------
  Disposition of subsidiaries, net of cash...........................................         --          --   $  10,790
                                                                                       ----------    -------    ---------
                                                                                       ----------    -------    ---------

(12) RELATED-PARTY TRANSACTIONS

    (a) Legal and Financial Advisory Services

    During 1997, 1996, and 1995, legal services were provided by law firms in which one director of the Company is a partner. During the years ended April 30, 1997, 1996, and 1995, total billings approximated $321,000, $300,000, and
$257,000, respectively, all of which was expensed in the consolidated statements of operations. At April 30, 1997, 1996, and 1995 amounts due the law firms approximated $112,000, $19,000, and $142,000, respectively.

    In 1997, 1996, and 1995, financial advisory services were provided the Company by a firm in which the managing general partner was a director of the Company, and became Chairman of the Company on February 1, 1997. In addition, the two partners in the firm were also employees of the Company from September 1994 to September 1995. During 1997, 1996 and 1995, total billings approximated $233,000, $211,000, and $86,000, respectively. At April 30, 1997, 1996, and
1995, the amounts due the firm were none, $11,000, and none, respectively.

    (b) Senior Executive Loan Program

    On November 5, 1992, the Board of Directors approved a Senior Executive Loan Program (the Program). Loans made pursuant to this Program may not exceed three and one-half times the executive's annual salary. The loans are to be repaid in one year and bear interest at two percent above the Company's short-term borrowing rate. The loans are collateralized by Company stock owned by the senior executive or a second position in stock previously pledged provided there remains sufficient equity in the stock. As of April 30, 1997 and 1996, a total of $4.4 and $3.3 million, respectively, was outstanding (including accrued interest) to five officers under the Program. The current outstanding amounts have been renewed and are now due March 1998. On May 2, 1997, one loan in the amount of $1.6 million, including accrued interest, was repaid in full.

    (c) Other Notes and Advances

    The Company has advanced amounts to an officer of a subsidiary of the Company in the form of promissory notes due from April 1998 to July 2000. The notes bear interest at 8.5%. The notes are collateralized by the officer's stock in the Company. As of April 30, 1997 and 1996, the amounts outstanding were $742,000 and $807,000, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1994, $650,000 of these amounts were reserved, representing the excess of the advances over the accumulated cash surrender value. During 1995, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced; accordingly, the previously recorded reserve was eliminated. The elimination of this reserve is included in miscellaneous income in fiscal year 1995. The promissory notes total $1.2 and $1.1 million at April 30, 1997 and 1996, respectively. On May 2, 1997, one note in the amount of $745,000, including accrued interest, was repaid in full.

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

    Effective September 30, 1994, the Company purchased the affiliate for $100,000 in cash, 142,858 shares of the Company's common stock, and options to purchase 142,858 shares of the Company's common stock at $4.50 per share. Under the terms of the purchase agreement, 88,572 shares of the 142,858 shares of the common stock issued were held in escrow until December 1996 subject to certain performance conditions. Additionally, options to purchase 54,286 shares of common stock were immediately exercisable and options to purchase 88,572 shares of common stock which were subject to certain performance conditions became exercisable in December 1996.

(13) COMMITMENTS AND CONTINGENCIES

    (a) Leases as Lessee

    The Company has several noncancelable operating leases, principally for office space and equipment, that expire on various dates over the next fifteen years. The office leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expense for operating leases for the years ended April 30, 1997, 1996 and 1995 was approximately $7.2 million, $4.9 million, and $4.3 million, respectively.

    Future minimum rental payments under noncancelable operating leases at April 30, 1997, are as follows: $6.9 million in 1998, $5.9 million in 1999, $5.5 million in 2000, $5.1 million in 2001, $4.3 million in 2002, and $18.7 million thereafter.

    At April 30, 1997 and 1996, deferred lease obligations of $680,000 and $458,000, respectively, presented as other long-term liabilities in the financial statements, represent the excess of rent expense, recorded on a straight-line basis, over the cash payments required under certain leases.

    (b) Leases as Lessor

    The Company leased office space in the building which it owned to third parties (see note 11(c)). These leases expire on various dates over the next nine years and provide for increased real estate taxes and building operating costs through annual adjustments. For the year ended April 30, 1995, total rental income from operating leases of $450,000 is included in revenues.

    The Company also sublets office space at other facilities. These leases expire on various dates over the next four years and provide for increased real estate taxes and building operating costs through annual adjustments.

    In fiscal year 1995, the Company removed a $540,000 valuation allowance related to a tenant note receivable because its collectibility was no longer considered uncertain. Payments on this note commenced in August 1995 for a period of two years.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    In July 1994, the Company entered into a sublease agreement as lessor for approximately 15,700 square feet of office space in Alexandria, Virginia. The resultant net loss for amounts due under the original lease for this space of approximately $750,000 is included as miscellaneous expense in fiscal year 1995.

    (c) Commitments and Contingencies--Other

    THE COMPANY IS A DEFENDANT IN VARIOUS LEGAL ACTIONS. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between zero and approximately $200,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at April 30, 1997.

    The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on government service division projects and $50,000 per incident on commercial service division projects.

(14) EMPLOYEE BENEFIT PLAN

    The Company has a qualified defined contribution savings plan covering substantially all full-time employees as allowed under Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company, which vests over two years, based on participants' contribution. Participants may elect to defer up to 12% of their annual compensation by contributing to the plan. Total expenses related to this plan for the years ended April 30, 1997, 1996 and 1995 were $476,000, $327,000 and $187,000, respectively.

(15) SUBSEQUENT EVENT

    On July 24, 1997, the Company announced a strategic alliance with HIP Health Plan of New Jersey. The Company will acquire the assets of HIP Health Plan of New Jersey's 18 health care centers and its ancillary services, such as pharmacy and optical. The Company will provide and manage healthcare services for HIP Health Plan of New Jersey's 200,000 members through a 20-year exclusive global capitation arrangement. These members will have access to a consolidated network of more than 3,000 community physicians and an additional 10 health care centers in the Company's existing network. The consideration payable for these transactions totals approximately $73 million. The Company intends to finance this transaction through a combination of debt and equity.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1997, 1996, AND 1995

                                                             ADDITIONS             DEDUCTIONS
                                                     ---------------------------  ------------
                                        BALANCE AT    CHARGED TO       CHARGED                       BALANCE
                                        BEGINNING      COSTS AND       TO OTHER    RECEIVABLE        AT END
                                         OF YEAR       EXPENSES        ACCOUNTS   CHARGE-OFFS        OF YEAR
                                       ------------  -------------    ----------  ------------    -------------
YEAR ENDED APRIL 30, 1997

Allowance for doubtful accounts
  (deducted from accounts
  receivable)........................      $194,025  $    --          $   --      $      6,580    $     187,445
Allowance for Medicaid receivables...       --           9,822,025(c)     --           --             9,822,025
                                       ------------  -------------    ----------  ------------    -------------
                                           $194,025  $   9,822,025    $   --      $      6,580    $  10,009,470
                                       ------------  -------------    ----------  ------------    -------------
                                       ------------  -------------    ----------  ------------    -------------

YEAR ENDED APRIL 30, 1996

Allowance for doubtful accounts
  (deducted from accounts
  receivable)........................      $138,495  $      55,530    $   --      $    --         $     194,025
Claim allowance......................     1,900,000       --              --         1,900,000(b)      --
                                       ------------  -------------    ----------  ------------    -------------
                                         $2,038,495  $      55,530    $   --      $  1,900,000    $     194,025
                                       ------------  -------------    ----------  ------------    -------------
                                       ------------  -------------    ----------  ------------    -------------

YEAR ENDED APRIL 30, 1995

Allowance for doubtful accounts
  (deducted from accounts
  receivable)........................      $186,170  $      38,132    $   --      $     85,807(a)   $   138,495
Claim allowance......................     1,900,000       --              --           --             1,900,000
Note receivable allowance............       536,879       (536,879)       --           --                --
Allowance for receivables from
  officers...........................       650,000       (650,000)       --           --                --
Deferred tax asset valuation
  allowance..........................     2,160,000     (2,160,000)       --           --                --
                                       ------------  -------------    ----------  ------------    -------------
                                         $5,433,049  $  (3,308,747)   $   --      $     85,807    $   2,038,495
                                       ------------  -------------    ----------  ------------    -------------
                                       ------------  -------------    ----------  ------------    -------------


(a) Represents allowance for doubtful accounts receivable for two ambulatory surgery centers sold during fiscal year 1995.

(b) Claim was settled in September 1995 for $300,000 and the allowance and related receivable were charged off.

(c) Represents allowance for Medicaid receivables due from the District of Columbia for the 1992 to 1994 contract years.

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
------------  -----------

   3.1        Amended and Restated Certificate of Incorporation of the Company. (13)

   3.2        Bylaws of the Company.

   4.1        Rights Agreement between the Company and Riggs National Bank, N.A., as Rights Agent, dated as of
              April 10, 1992. (7)

  10.2        Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective
              March 8, 1994. (10)

  10.2A       Second Amendment to Amended and Restated Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective April 26, 1995. (10)

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

  10.10.1A    Amendment No. 1 to Lease Agreement dated July 14, 1994. (10)

* 10.11       Employment Agreements dated May 1, 1992 by and between the Company and each of Charles H. Robbins,
              Jack M. Mazur and Michael D. Starr. (10)

* 10.12       Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan, as amended. (10)

* 10.12A      PHP Healthcare Corporation 1996 Incentive Plan, filed as Annex A to the Company's 1996
              Definitive Proxy Statement and incorporated herein by reference.





* 10.13       Stock Option Agreement by and between the Company and Julien J. Lavoie, dated as of November 26,
              1990. (5) [Exhibit 10.21]

* 10.14       Stock Option Agreement by and between the Company and Anthony M. Picini, dated as of December 4,
              1990. (5) [Exhibit 10.22]













  10.15       Provider Agreement between the District of Columbia Department of Human Services and D.C. Chartered
              Health Plan, Inc. dated September 24, 1991. (10)

  10.16       District of Columbia Medicaid Managed Care Program, Provider Agreement dated September 15, 1994 by and between the Department of Human Services and D.C. Chartered Health Plan, Inc. (11)

* 10.17       Employment Agreement dated September 29, 1994 by and between the Company and John. P. Cole. (12)
              [Exhibit 8]

* 10.28       Employment Agreement dated August 1, 1994 by and between the Company and Charles P. Reilly. (12)
              [Exhibit 6]

  11          Statement re Computation of Per Share Earnings.

  21          List of Subsidiaries.

  23          Consent of Independent Accountants.

    27          Financial Data Schedule.

------------------------

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

(11) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1995, which is incorporated herein by reference.

(12) Indicates an exhibit to the Company's 8-K Report (File No. 0-16235), reporting an event on October 3, 1994, bearing the exhibit number in brackets, which is incorporated herein by reference.

(13) Indicates an exhibit to the Company's 10-Q Report (File No. 0-16235) for the period ended January 31, 1997, which is incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.