Form 10-K/A
period 1997-04-30
PHP HEALTHCARE CORP
filed 1997-08-28
CIK 803568

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-16235

                           PHP HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           54-1023168
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

  11440 Commerce Park Drive
      Reston, Virginia                                           20191
-----------------------------                                  ----------
(Address of principal office)                                  (zip code)

      (Registrant's Telephone Number, Including Area  Code):  (703) 758-3600

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:               Name of each exchange on which registered:
------------------------------------------   ------------------------------------------
   COMMON STOCK, $0.01 PAR VALUE, WITH                  NEW YORK STOCK EXCHANGE
ASSOCIATED PREFERRED STOCK PURCHASE RIGHTS

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

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

     Part III, Items 10 through 13.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item for executive officers is set forth in
Part I of this report under the heading "Executive Officers" of the Company.

  The following sets forth certain information as of the date hereof with respect to the Company's directors. The Board of Directors is classified into three classes whose terms are staggered to expire in different years. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The Board was expanded from nine to twelve members in June 1997. The terms of four of the present directors expire at the 1997 annual meeting. The other eight directors will continue in office for the remainder of their terms as indicated below.

                                                             SERVED AS        TERM AS DIRECTOR
                               POSITIONS OR OFFICES           DIRECTOR         EXPIRES AT THE
           NAME                  WITH THE COMPANY        CONTINUOUSLY SINCE  ANNUAL MEETING IN          AGE
--------------------------  ---------------------------  ------------------  ------------------  ------------------
Charles P. Reilly                      None                     1991                1997                 55

Jack M. Mazur               President                           1976                1998                 55

Michael D. Starr            Senior Executive Vice               1985                1998                 53
                            President, Treasurer, and
                            Chief Executive Officer,
                            Government Managed Care
                            Division

Robert L. Bowles, Jr.       President, D.C. Chartered           1996                1999                 57
                            Health Plan, Inc.

William J. Lubin            Executive Vice President            1997                1997                 45
                            and Chief Executive
                            Officer, Commercial
                            Managed Care Division

Frank L. Provato, M.D.      Executive Vice President            1997                1998                 49
                            and Corporate Medical
                            Director

                                       2

                                                             SERVED AS        TERM AS DIRECTOR
                               POSITIONS OR OFFICES           DIRECTOR         EXPIRES AT THE
           NAME                  WITH THE COMPANY        CONTINUOUSLY SINCE  ANNUAL MEETING IN          AGE
--------------------------  ---------------------------  ------------------  ------------------  ------------------
George E. Schafer, M.D.     Senior Vice President for           1981                1997                 75
                            Medical Affairs

Paul T. Cuzmanes                       None                     1989                1997                 52

Donald J. Ruffing                      None                     1991                1999                 76

Joseph G. Mathews                      None                     1993                1999                 63

Jerry W. Carlton                       None                     1997                1999                 55

John J. McDonnell                      None                     1997                1998                 50

     The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company.

     Charles P. Reilly joined the Company as a Director in 1991 and became Chairman of the Board in February 1997. Mr. Reilly is the managing general partner of Shamrock Investments, a financial advisory and investment firm that specializes in the health care industry. Mr. Reilly serves as Chairman of the Board of Directors of Dynamic Health, Inc., an acute care hospital company, and as a director of G & L Realty Corporation, a NYSE health care real estate investment trust (REIT). Mr. Reilly has served as a director, trustee and governing council member of the Federation of American Healthcare Systems and The National Committee for Quality Health Care and the American Hospital Association. From August 1994 to August 1995, Mr. Reilly was an officer of the Company, serving as a member of the Executive Council.

     Jack M. Mazur has been a Director of the Company since 1976 and has served as President since October 1995. Prior to his election as President, Mr. Mazur was Chief Executive Officer of the Company's Commercial Managed Care Division. From August 1989 to October 1995, he served as Senior Executive Vice President of the Company, and from June 1986 to October 1993 as Secretary of the Company.

     Michael D. Starr has been a Director since 1985. Mr. Starr was Executive Vice President from 1986 to September 1995 and has served as Senior Executive Vice President since October 1995. He has served as Chief Executive Officer, Government Managed Care Division, since April 1995.

     Robert L. Bowles, Jr. was elected by the Board as a Director in September 1996. Mr. Bowles joined the Company in connection with the Company's acquisition of D.C. Chartered Health Plan, Inc. Mr. Bowles is the founder of D.C. Chartered and has more than 30 years of experience in administration and management of health care services and operations for corporations and the military.

     William J. Lubin was elected by the Board as a Director in June 1997. Mr. Lubin joined the Company in August 1994 as Senior Vice President for Managed Care. In late 1994 he assumed the position of Chief Operating Officer, Commercial Managed Care Division. In October 1995, he became Chief Executive Officer, Commercial Managed Care Division. In April 1996, he became Executive Vice President. Prior to joining the Company, Mr. Lubin held management positions with Aetna Health Plans, Travelers Insurance Companies, Lincoln National, and Blue Cross and Blue Shield of Connecticut.

     Frank L. Provato, M.D. was elected by the Board as a Director in June 1997. Dr. Provato joined the Company in 1993 and currently serves as Executive Vice President and Corporate Medical Director. Prior to joining the Company, he served as Vice President and Corporate Medical Director for GTE Corporation, where he was responsible for the development of health care cost management strategies and the implementation of a GTE-sponsored primary care health center in Tampa, Florida. Dr. Provato has 23 years of diverse background in clinical medicine, health care administration, occupational health, and employee benefits administration.

     George E. Schafer, M.D., joined the Company as a Director in 1981. Dr. Schafer serves as Senior Vice President for Medical Affairs and previously served as Vice President/Medical Director. Dr. Schafer retired from the Air Force with the rank of Lieutenant General, having served as Surgeon General of the United States Air Force.

     Paul T. Cuzmanes joined the Company as a Director in 1989. Mr. Cuzmanes is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker. Mr. Cuzmanes specializes in health care law, commercial law and the representation of municipalities. He is a fellow in the American Society of Pharmaceutical Law.

     Donald J. Ruffing joined the Company as a Director in 1991. Colonel Ruffing retired as the Chief of the Air Force Medical Service Corps, Office of the Surgeon General, where he was responsible for developing plans, policies and procedures for the management of the Air Force Medical Service Corps. In 1990, Colonel Ruffing served as a team member of the Peer and Application Reviews, Refugee Mental Health Programs for the National Institute of Mental Health.

     Joseph G. Mathews joined the Company as a Director in July 1993. Mr. Mathews owns and operates Joseph G. Mathews & Associates, an insurance brokerage firm. Mr. Mathews' professional designations include Chartered Financial Consultant and Master of Science Financial Services. In addition to serving on the Company's board, Mr. Mathews is a member of the boards of directors of Lake of the Ozarks General Hospital, Mark Twain Bank, Sanford Brown College, Lindenwood College and Learfield Communication.

     Jerry W. Carlton was elected by the Board as a Director in June 1997. Mr. Carlton is the Managing Partner of the Newport Beach, California office of the law firm of O'Melveny & Myers L.L.P. and his specialties are tax and general business law. He has handled hospital acquisitions and divestitures and has been responsible for the legal aspects of provider relations for a large managed care entity. In addition to serving on the Company's board, Mr. Carlton is a member of the boards of directors of Phoenix House, Prentice Day School, Willametta K. Kay Foundation, Arlington Investment Company, Vicente Management Company, and the Foley Timber Company.

     John J. McDonnell was elected by the Board as a Director in June 1997. Mr. McDonnell is the co-founder, Chairman and CEO of Coagulation Diagnostics, Inc. of Bethesda, Maryland. He also serves as the Secretary to the Board of Directors and Counsel for Yurie Systems, Inc., a telecommunications firm. From 1990 to 1995, Mr. McDonnell was Counsel with Reed Smith Shaw & McClay, a law firm. He has also held executive and legal positions with Fairchild Space and Defense Corporation and Fairchild Industries, as well as with the Department of the Navy. He is on the boards of directors of Sequoia National Bank and several charitable and educational institutions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth certain information for each of the last three fiscal years with respect to the compensation awarded to, earned by, or paid to the Chief Executive Officers of the Company and the next five most highly compensated executive officers for the fiscal year ended April 30, 1997.

                                                                                LONG TERM
                                                                              COMPENSATION
                                         ANNUAL COMPENSATION                     AWARDS
                              ---------------------------------------------  ---------------
       NAME AND                                               OTHER ANNUAL                         ALL OTHER
       PRINCIPAL                                              COMPENSATION    OPTIONS/SARS       COMPENSATION
       POSITION         YEAR      SALARY ($)       BONUS ($)       ($)          AWARD(S)              ($)
----------------------  ----  -------------------  ---------  -------------  ---------------  -------------------
Jack M. Mazur,          1997             583,000        -0-       /(1)/               -0-                 10,285/(2)/
  President and Chief   1996             550,000        -0-                           -0-                 17,636
  Executive Officer     1995             400,000      66,667                       720,000                21,688

Michael D. Starr,       1997             350,000        -0-       /(1)/               -0-                  2,286/(3)/
  Senior Executive      1996             330,000        -0-                           -0-                  9,362
  Vice President        1995             275,000        -0-                        290,000                 9,688


Robert L. Bowles, Jr.   1997             317,000        -0-       /(1)/             10,000                88,948/(4)/
  President, D.C.       1996             284,000        -0-                           -0-                 82,473
  Chartered Health      1995             200,000        -0-                         50,000                73,724
  Plan, Inc.

Frank L. Provato        1997             281,000        -0-       /(1)/             10,000                 1,079/(5)/
  Executive Vice        1996             250,000        -0-                         27,500                   581
  President             1995             250,000        -0-                         60,000                   899

William J. Lubin,       1997             274,000        -0-       /(1)/             10,000                   632/(6)/
  Executive Vice        1996             207,692        -0-                         15,000                   706
  President             1995             154,800        -0-                        100,000                   620

FORMER EXECUTIVE
 OFFICERS:
----------------------

Charles H. Robbins,     1997             503,000        -0-       /(1)/               -0-              2,289,312/(8)/
  Former Chairman       1996             625,000        -0-                           -0-                 19,413
  and Chief Executive   1995             500,000      83,333                      790,000                 23,827
  Officer/(7)/

John P. Cole,           1997             313,000        -0-       /(1)/               -0-                  2,790/(12)/
  Former Executive      1996             330,000        -0-                           -0-                  1,636
  Vice President/(9)/   1995             176,346/(10)/  -0-                       30,000/(11)/             1,488

--------------------------------------

/(1)/ Each of the named executive officers receives certain perquisites, including the use of Company automobiles; such perquisites, however, do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

/(2)/ Includes $1,785 term life insurance premiums, $500 in 401(k) Plan matching fees and $8,000 director's fees from D.C. Chartered Health Plan, Inc.

/(3)/ Includes $1,786 term life insurance premiums and $500 in 401(k) Plan matching fees.

/(4)/ Includes $3,954 term life insurance premiums, $500 in 401(k) Plan matching fees, $8,000 director's fees from D.C. Chartered Health Plan, Inc. and $76,494 forgiveness of debt related to the acquisition of D.C. Chartered Health Plan, Inc.

/(5)/  Includes $1,079 term life insurance premiums.

/(6)/  Includes $632 term life insurance premiums.

/(7)/ Mr. Robbins retired as Chairman and Chief Executive Officer as of January 31, 1997.

/(8)/ Includes $7,812 term life insurance premiums, $500 in 401(k) Plan matching fees, $6,000 director's fees from D.C. Chartered Health Plan, Inc., $2,000,000 retirement payment and $275,000 related to a one-year noncompetition agreement.

/(9)/  Mr. Cole served as Executive Vice President until December 27, 1996.

/(10)/ Salary shown is that from Mr. Cole's date of employment, September 29, 1994, through the end of the fiscal year.

/(11)/ Does not include options for 100,000 shares received by Mr. Cole upon the merger of JP Cole & Associates into the Company in October 1994.

/(12)/ Includes $2,790 term life insurance premiums.

OPTION GRANTS

     The following table sets forth certain information regarding options granted during fiscal 1997 by the Company to the individuals named in the Summary Compensation Table.


                                                                                     POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                                INDIVIDUAL GRANTS                                  RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
---------------------------------------------------------------------------------  -------------------------------------------------
                          NO. OF    % OF TOTAL
                        SECURITIES   OPTIONS
                        UNDERLYING  GRANTED TO               MARKET
                         OPTIONS    EMPLOYEES    EXERCISE    PRICE     EXPIRATION
NAME                     GRANTED     IN 1997      PRICE    GRANT DATE     DATE          0%                 5%              10%
----------------------  ----------  ----------   --------  ----------  ----------  -------------   ----------------   -------------

Jack M. Mazur                  ---         ---        ---         ---         ---            ---                ---             ---

Michael D. Starr               ---         ---        ---         ---         ---            ---                ---             ---

Robert L. Bowles, Jr.       10,000        2.63%    $23.50      $23.50     8/21/06            -0-           $147,790        $374,529

Frank L. Provato            10,000        2.63%    $23.50      $23.50     8/21/06            -0-           $147,790        $374,529

William J. Lubin            10,000        2.63%    $23.50      $23.50     8/21/06            -0-           $147,790        $374.529

Charles H. Robbins             ---         ---        ---         ---         ---            ---                ---             ---

John P. Cole                   ---         ---        ---         ---         ---            ---                ---             ---


OPTION EXERCISES

     The following table sets forth certain information relating to stock options exercised by and the number and value of unexercised options previously granted to, the individuals named in the Summary Compensation Table during fiscal 1997.

              AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR 1997
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                                                      VALUE OF UNEXERCISED
                                                                          NUMBER OF UNEXERCISED           IN-THE-MONEY
                                                                               OPTIONS/SARS               OPTIONS/SARS
                                                                                AT 4/30/97                 AT 4/30/97
                                SHARES ACQUIRED             VALUE              EXERCISABLE/               EXERCISABLE/
          NAME                  ON EXERCISE (#)          REALIZED ($)         UNEXERCISABLE               UNEXERCISABLE
-------------------------  -------------------------  ------------------  ----------------------  -----------------------------

Jack M. Mazur
                                      -0-                 -0-                 480,000/240,000          $4,836,666/$2,418,334

Michael D. Starr                      -0-                 -0-                  193,333/96,667          $  1,906,747/$953,378

                                                                                                      VALUE OF UNEXERCISED
                                                                          NUMBER OF UNEXERCISED           IN-THE-MONEY
                                                                               OPTIONS/SARS               OPTIONS/SARS
                                                                                AT 4/30/97                 AT 4/30/97
                                SHARES ACQUIRED             VALUE              EXERCISABLE/               EXERCISABLE/
          NAME                  ON EXERCISE (#)          REALIZED ($)         UNEXERCISABLE               UNEXERCISABLE
-------------------------  -------------------------  ------------------  ----------------------  -----------------------------

Robert L. Bowles, Jr.               -0-                      -0-                   33,333/26,667          $    285,414/$142,711

Frank L. Provato                    -0-                      -0-                   69,167/48,333          $    585,835/$217,916

William J. Lubin                    -0-                      -0-                   71,667/53,333          $    599,129/$299,559

Charles H. Robbins                  -0-                      -0-                 526,667/263,333          $5,290,253/$2,645,122

John P. Cole                        -0-                      -0-                       130,000/0          $        1,235,000/$0

-----------------


401(k) PLAN

     The Company established the PHP Healthcare Corporation 401(k) Plan (the "401(k) Plan") effective January 1, 1991, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participant contributions will be invested at all times in any or all of six funds at the direction of the participant. Participant contributions will be matched up to $500 annually by the Company. The Company contributed $500 to the 401(k) Plan during fiscal year 1997 on behalf of each of the participating named executive officers.


DIRECTOR COMPENSATION

     Employee directors do not receive additional compensation for serving on the Board. The non-employee Chairman of the Board is paid $62,500 per quarter for his service as Chairman. Other non-employee directors are paid $4,500 per quarter for their services as directors, plus $650 for each special meeting of the Board. In addition, each outside director serving on a particular committee is paid $1,200 for attending up to three committee meetings annually and $500 for each additional committee meeting. Each director is reimbursed for travel expenses relating to attending meetings of the Board of Directors and its committees.

     The Company has adopted a Directors' Retainer Plan. For any fiscal quarter, each director of the Company may elect to have the full amount of his retainer paid in the form of Common Stock. The number of shares issued is calculated based on the then current market value of the stock.

     Under the 1996 Incentive Plan, on an annual basis each non-employee director is granted 5,000 stock options at a purchase price equal to the fair market value of a share of Common Stock on the grant date. Each such option vests after three years if the optionee remains a Director on the third anniversary of the grant.


EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements with Jack M. Mazur and Michael D. Starr. Under these agreements, Mr. Mazur is employed as President and Chief Executive Officer and Mr. Starr is employed as Senior Executive Vice President and Chief Executive Officer, Government Managed Care Division. The agreements renew automatically on May 1 of each year unless terminated by either the executive or the Company on ninety (90) days advance notice, or otherwise in accordance with the agreements, except that no notice may be given by the Company sooner than three years after a change in control (as defined in the agreements). The agreements are currently in effect through April 30, 1998. In the event of termination because of the executive's death or disability, the Company will pay the executive or his estate a lump sum severance payment equal to one year's salary and a pro rata bonus for the year in which the termination occurs. In the event the Company terminates the agreement other than for cause, death or disability or the executive terminates the agreement because of certain adverse changes following a change in control of the Company, then (a) the Company must pay the executive a lump sum amount equal to three times the sum of the executive's base salary and bonus; (b) the executive is entitled, for a period of three years, to continuation of coverage at the Company's expense of the executive's disability, medical and dental benefits; (c) all restrictions on any outstanding awards granted to the executive will lapse and be immediately vested, all stock options will become fully exercisable and the executive will have the right to require the Company to purchase for cash any shares of unrestricted stock and stock purchased upon the exercise of any options.

     The Company has entered into an agreement with William J. Lubin under which, if Mr. Lubin's employment is involuntarily terminated, he will be entitled to receive continued compensation as a consultant for 18 months or until he secures full time employment. Mr. Lubin serves as Executive Vice President and Chief Executive Officer, Commercial Managed Care Division. Under the agreement, if the Company is sold or acquired by way of merger, stock swap or cash transaction whereby there is a change in control of at least 20% of the voting power of the Company's outstanding shares, and if Mr. Lubin's responsibilities and compensation are reduced, then Mr. Lubin's employment will be deemed to have been involuntarily terminated.

     The Company also has entered into an employment agreement with John P. Cole as of December 27, 1996. Under this agreement, Mr. Cole is employed as a nonexecutive employee of the Company with an annual salary of $240,000. The agreement provides that if the Company is sold, merged or reorganized whereby there is a change in control of more than 25% of the Company's outstanding shares, a new Board of Directors is elected and existing management is replaced, and if Mr. Cole's responsibilities and compensation are reduced, Mr. Cole's employment will be deemed to have been involuntarily terminated "without cause" and he will be entitled to receive continued compensation throughout the remaining term of the agreement or any extension thereof. The agreement is currently in effect through December 31, 1997.


RETIREMENT OF FORMER CHAIRMAN

     Charles H. Robbins retired as Chairman and Chief Executive Officer of the Company as of January 31, 1997. The Company provided Mr. Robbins a retirement agreement that included a one-time payment of $2 million and a payment of $275,000 related to a one-year noncompetition agreement. In connection with the agreement, on May 2, 1997, Mr. Robbins repaid all outstanding notes receivable and accrued interest due the Company under the Senior Executive Loan Program and notes receivable related to certain life insurance policies. The agreement contains additional clauses which include, among other things, a "standstill" provision and restrictions on the timing of any dispositions of Mr. Robbins' holdings in the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The following table sets forth certain information, as of August 25, 1997, with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

Name and Address                                           No. of Shares   Percent of Class
---------------------------------------------------------  --------------  -----------------

Charles H. Robbins.......................................  1,890,125/(1)/             15.41%
 7720 Carlton Place
 McLean, VA 22102

Shamrock Investments/(2)/................................  1,096,459/(3)/              9.10%
 Charles P. Reilly
 Michael E. Gallagher
 2049 Century Park East, Suite 3330
 Los Angeles, CA 90067

John W. Kluge............................................    816,500/(4)/              7.06%
 c/o Metromedia Company
 One Meadowlands Plaza
 East Rutherford, NJ 07073

Bosko Djordjevic and Elizabeth Keck Djordjevic, Trustee..    800,000/(5)/              6.92%
 505 S. Beverly Drive, Suite 215
 Beverly Hills, CA 90212

Jack M. Mazur............................................    654,009/(6)/              5.36%
 11440 Commerce Park Drive
 Reston, VA  20191

John P. Cole.............................................    400,000                   3.46%
 11440 Commerce Park Drive
 Reston, VA  20191

Michael D. Starr.........................................    389,185/(7)/              3.29%
 11440 Commerce Park Drive
 Reston, VA  20191

Robert L. Bowles, Jr.....................................    140,344/(8)/              1.21%
 820 First Street, N.E., Suite LL100
 Washington, D.C.  20002-4205

Frank L. Provato, M.D....................................     79,166/(9)/                 *
 11440 Commerce Park Drive
 Reston, VA 20191

William J. Lubin.........................................    77,333/(10)/                 *
 11440 Commerce Park Drive
 Reston, VA  20191

                                      12


Name and Address                                           No. of Shares   Percent of Class
---------------------------------------------------------  --------------  ----------------
George E. Schafer, M.D...................................    48,684/(11)/           *
 4 Imperial Oaks
 San Antonio, TX 78248

Joseph G. Mathews........................................     9,725                 *
 3510 Highway O
 Wright City, MO 63390

Donald J. Ruffing........................................     8,503                 *
 11104 Woodlawn Boulevard
 Upper Marlboro, MD 20772

Paul T. Cuzmanes.........................................     4,956                 *
 250 West Pratt Street
 Baltimore, MD 21201

Jerry W. Carlton.........................................         0                 *
 610 Newport Center Drive, Suite 1700
 Newport Beach, CA  92660

John J. McDonnell........................................         0                 *
 11440 Commerce Park Drive
 Reston, VA  20191

All directors and executive officers
 as a group (13 persons)................................. 2,033,469               15.65%

-----------------

/*/ Represents less than 1% of the shares of the Company's outstanding stock.

/(1)/ According to the Amendment No. 4 to Schedule 13D filed on May 2, 1997, of Charles H. Robbins, which includes 300,000 shares, or 2.6% of the class, owned by Mr. Robbins' spouse, Ellen E. Robbins, individually and as trustee for the benefit of their children. Also includes 706,667 shares which Mr. Robbins presently could acquire upon the exercise of options granted by the Company.

/(2)/ The persons listed constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and jointly filed a Schedule 13D with the Securities and Exchange Commission on October 11, 1994.

/(3)/ Includes 200,000 shares owned by Shamrock Investments, 237,770 shares owned by Mr. Reilly, 172,220 shares owned by Mr. Gallagher, 22,500 shares which Shamrock Investments could acquire upon the exercise of options granted by the Company, 231,596 shares which Mr. Reilly could acquire upon the exercise of options granted by the Company, 121,262 shares which Mr. Gallagher could acquire upon the exercise of options granted by the Company, 59,963 shares which Mr. Reilly could acquire upon conversion of a promissory note of the Company, 6,173 shares which Mr. Reilly could acquire upon conversion of a promissory note of the Company issued to Shamrock Investments, and 44,975 shares which Mr. Gallagher could acquire upon conversion of a promissory note of the Company.

/(4)/ According to Schedule 13D filed on May 8, 1997, John W. Kluge is the beneficial owner of these shares held by Chase Manhattan Bank, John W. Kluge and Stuart Subotnick, trustees of a grantor trust of which John W. Kluge is the beneficial owner.

/(5)/ According to the Amendment No. 1 to Schedule 13D of Bosko Djordjevic and Elizabeth Keck-Djordjevic, as trustee, filed on September 15, 1995.

/(6)/ Includes 646,667 shares which Mr. Mazur could acquire upon the exercise of options granted by the Company. Does not include either 512,014 shares, or 4.43% of the class, owned by VACHR, Inc., a corporation owned by Mr. Mazur's spouse, Lynn Mazur, or 30,000 shares owned by J&J Investment Partnership, a partnership wholly owned by members of Mr. Mazur's family. Mr. Mazur disclaims beneficial ownership of the shares owned by Lynn Mazur (through VACHR, Inc.) and J&J Investment Partnership.

/(7)/ Includes 253,333 shares which Mr. Starr presently could acquire upon the exercise of options granted by the Company.

/(8)/ Includes 36,666 shares with Mr. Bowles presently could acquire upon the exercise of options granted by the Company.

/(9)/ Includes 79,166 shares which Dr. Provato presently could acquire upon the exercise of options granted by the Company.

/(10)/ Represents the shares which Mr. Lubin presently could acquire upon exercise of options granted by the Company.

/(11)/ Includes 1,000 shares which Dr. Schafer presently could acquire upon the exercise of options granted by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1995, the Company retained Shamrock Investments ("Shamrock") as a financial advisor. Charles P. Reilly, the managing general partner of Shamrock, was a Director of the Company and became Chairman of the Board in February 1997. Michael E. Gallagher is a general partner of Shamrock. During fiscal 1997, total billings approximated $233,000.

  The Company has a Senior Executive Loan Program (the "Program"), pursuant to which loans to senior executive officers may be made up to three and one-half times the officer's annual salary. Each loan must be repaid within one year and bears interest at two percent above the Company's short-term borrowing rate.
All loans are collateralized by the shares of the Company's Common Stock owned by the senior executive officer. The due dates on amounts outstanding were extended in 1997 for twelve months. During fiscal year 1997, loans were outstanding under the Program to Charles H. Robbins, Jack M. Mazur, Michael D. Starr and William J. Lubin. The largest amount outstanding during fiscal 1997 to Mr. Robbins was $1,596,000, to Mr. Mazur was $2,128,000, to Mr. Starr was $800,000 and to Mr. Lubin was $48,000. The interest rate on these loans as of July 1997 was 10.5%. The loan to Mr. Robbins was repaid on May 2, 1997.

    The Company advanced amounts to Robert L. Bowles, Jr. in the form of promissory notes bearing interest at 8.5% collateralized by Mr. Bowles stock in the Company. The largest amount outstanding during fiscal 1997 was $767,000.

    In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1997, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced. The amount outstanding as of April 30, 1997, to Mr. Robbins was $745,000, to Mr. Mazur was $231,000, to Mr. Starr was $207,000 and to Mr. Lubin was $20,000. The note from Mr. Robbins was repaid May 2, 1997.

    Paul Cuzmanes is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker, which firm the Company retained in fiscal 1997. During the year ended April 30, 1997, total billings approximated $321,000.

    The Company also provided Charles H. Robbins, Ellen Robbins (individually and as trustee under trusts for the benefit of two of their children, Caroline
H. Robbins and Lee S. Robbins) and Charles B. Robbins, with certain registration rights for the Common Stock they beneficially owned as of February 24, 1997, subject to certain restrictions on the timing of dispositions contained in Mr. Robbins' Employment Agreement, and the Common Stock under Company options held by Charles H. Robbins.

     Joseph G. Mathews is the owner of an insurance brokerage firm through which the Company purchased keyman life insurance policies covering certain executive officers from various insurance companies. During fiscal 1997, premiums paid to those insurance companies for keyman life insurance approximated $443,000.

     For further information with respect to related party transactions, see
Note 12 of Notes to Consolidated Financial Statements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based on the Company's review of the copies of such forms it has received and based on written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year, except as noted below, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1997. Certain of the Company's directors failed to report on a timely basis certain option grants under the Company's 1996 Incentive Plan, as follows: Charles P. Reilly, Paul T. Cuzmanes, Donald J. Ruffing and Joseph G. Mathews (each one late report with respect to one transaction). These transactions will be reported on Forms 5 to be filed in September 1997.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHP HEALTHCARE CORPORATION


Date:  August 28, 1997              By:  /s/ Anthony M. Picini
                                         ----------------------------
                                         Anthony M. Picini
                                         Executive Vice President and
                                         Chief Financial Officer