Form 10-Q
period 1997-07-31
PHP HEALTHCARE CORP
filed 1997-09-18
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

(Mark One)

 [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1997.

 [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------


                        Commission file number 0-16235

                          PHP HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       DELAWARE                                        54-1023168
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
Incorporation or organization)                     Identification No.)


                  11440 COMMERCE PARK DRIVE, RESTON, VA 20191
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number including area code

                                (703) 758-3600
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
            Former name, former address and former fiscal year, if
                          changed since last report.

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

Common stock, par value $.01 per share, outstanding as of July 31, 1997, 11,549,925 shares.

                                     INDEX

                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------

Report of Independent Accountants                                 2

Condensed Consolidated Statements of Operations                   3

Condensed Consolidated Balance Sheets                             4

Condensed Consolidated Statements of Cash Flows                   5

Notes to Condensed Consolidated Financial Statements              6

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                         7

PART II - OTHER INFORMATION                                      13

SIGNATURES                                                       14

EXHIBIT INDEX                                                    15


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the Condensed Consolidated Balance Sheets of PHP Healthcare Corporation and subsidiaries as of July 31, 1997, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month periods ended July 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of April 30, 1997, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein), and in our report dated July 25, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of April 30, 1997, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

                                         Coopers & Lybrand L.L.P.


Washington, D.C.
September 18, 1997

                          PHP HEALTHCARE CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                    (IN  THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS
                                                           ------------------
                                                             1997      1996
                                                           --------  --------

Revenues.................................................  $55,742   $53,428
Direct costs.............................................   44,883    42,122
                                                           -------   -------

     Gross profit........................................   10,859    11,306

General and administrative expenses......................    7,638     7,073
                                                           -------   -------

     Operating income....................................    3,221     4,233

Other income (expense):
          Interest expense...............................   (1,492)   (1,357)
          Interest income................................      279       655
          Miscellaneous expense..........................     (186)      (38)
          Minority interest in earnings of subsidiaries..     (214)      (34)
                                                           -------   -------

     Earnings before income taxes........................    1,608     3,459

Income tax expense.......................................      563     1,300
                                                           -------   -------

     Net earnings........................................  $ 1,045   $ 2,159
                                                           =======   =======

Net earnings per share...................................  $  0.08   $  0.16
                                                           =======   =======

Weighted average number of common and common
  equivalent shares outstanding..........................   13,662    13,789
                                                           =======   =======


See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JULY 31, 1997 AND APRIL 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JULY 31    APRIL 30,
                                                                                 1997         1997
                                                                              -----------  ----------
ASSETS                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................................    $ 11,597    $ 15,765
  Accounts receivable, net..................................................      51,354      45,800
  Pharmaceutical and medical supplies.......................................         752       1,460
  Receivables from officers.................................................       2,915       4,442
  Income tax receivable.....................................................         895         882
  Deferred income taxes.....................................................         539         539
  Other current assets......................................................       6,250       4,273
                                                                                --------    --------
      Total current assets..................................................      74,302      73,161
Property and equipment, net.................................................      59,056      58,444
Intangible assets, net of accumulated amortization of $1,474 in July and
     $1,236 in April........................................................      14,742      14,989
Receivables from officers...................................................         458       1,202
Other assets................................................................       7,035       5,508
                                                                                --------    --------
                                                                                $155,593    $153,304
                                                                                ========    ========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
   Note payable to bank (note 2)............................................       8,200       9,200
   Current maturities of notes payable - other..............................       2,452       1,716
   Accounts payable.........................................................      10,494      12,036
   Claims payable - medical services........................................       7,428       8,739
   Accrued salaries and benefits............................................      12,428      13,219
   Income taxes payable.....................................................         563         ---
   Billings in excess of costs..............................................       1,045       1,068
                                                                                --------    --------
      Total current liabilities.............................................      42,610      45,978
Notes payable - other, net of current maturities............................       4,440       3,964
Convertible subordinated debentures.........................................      66,161      66,032
Deferred income taxes.......................................................       1,274       1,274
Deferred gain on sale of building...........................................         895         916
Other liabilities...........................................................         829         759
                                                                                --------    --------
      Total liabilities.....................................................     116,209     118,923
                                                                                --------    --------

Minority interest...........................................................       4,517       4,303
                                                                                --------    --------
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued..         ---         ---
   Common stock, $.01 par value, 25,000,000 shares authorized,
     14,808,410 shares issued in July and 14,369,849 shares in April........         148         144
   Additional paid-in-capital...............................................      37,686      33,946
   Note receivable from sale of stock.......................................        (900)       (900)
   Retained earnings........................................................       4,505       3,460
   Treasury stock, 3,258,485 common shares in July and April, at cost.......      (6,572)     (6,572)
                                                                                --------    --------
      Total stockholders' equity............................................      34,867      30,078
Contingencies (Note 3)......................................................
                                                                                --------    --------
                                                                                $155,593    $153,304
                                                                                ========    ========


See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS
                                                         ------------------
                                                           1997      1996
                                                         --------  --------

Cash flows from operating activities:
 Net earnings..........................................  $ 1,045   $ 2,159
 Adjustments to reconcile net earnings to net cash
  used in operating activities:
   Minority interest in earnings of subsidiaries.......      214        34
   Depreciation and amortization.......................    1,798     1,292
   Other items, net....................................      (21)      (21)
  Changes in operating assets and liabilities:
  Increase in accounts receivable, net.................   (5,554)   (4,588)
  Decrease in pharmaceutical and medical supplies......      708         1
  Increase in other current assets.....................   (1,990)     (619)
  Increase in other assets.............................   (1,527)     (371)
  Decrease in accounts payable.........................   (1,542)   (2,203)
  Decrease in claims payable...........................   (1,311)   (1,584)
  Decrease in accrued salaries and benefits............     (791)     (116)
  Decrease in billings in excess of costs..............      (23)      (51)
  Increase in income taxes payable.....................      563       878
  Increase in other liabilities........................       70        53
                                                         -------   -------
   Net cash used in operating activities...............   (8,361)   (5,136)
                                                         -------   -------

Cash flows from investing activities:
  Acquisition of property and equipment................   (2,034)   (2,541)
                                                         -------   -------
Cash flows from financing activities:
  Net repayments under revolving promissory notes.......  (1,000)      ---
  Borrowing on notes payable............................   1,863       ---
  Repayments on notes payable...........................    (651)     (133)
  Receivables from officers.............................   2,271      (754)
  Proceeds from exercise of stock options...............   1,144        57
  Proceeds from sale of stock...........................   2,600       ---
                                                         -------   -------
   Net cash provided by (used in) financing
    activities..........................................   6,227      (830)
                                                         -------   -------

   Net decrease in cash and cash equivalents...........   (4,168)   (8,507)
Cash and cash equivalents, beginning of period.........   15,765    48,647
                                                         -------   -------
Cash and cash equivalents, end of period...............  $11,597   $40,140
                                                         =======   =======


See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1997
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

     In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1997 and 1996 audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

     (B)  NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $.01 and $.04 per share for the quarters ended July 31, 1997 and July 31, 1996, respectively, over the primary earnings per share reported for these quarters. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

(2)  NOTE PAYABLE - BANK

     The Company has extended the term of its primary banking facility, a $12.2 million revolving promissory note, until October 28, 1997. This credit facility, previously due to expire in August 1997, was extended at principally the same terms and conditions.

(3)  CONTINGENCIES

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $50,000 and $250,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at July 31, 1997.

     The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on Government Managed Care Division projects and $50,000 per incident on Commercial Managed Care Division projects.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                                    GENERAL

     Over the past four years, the Company has altered its focus from a historic dependence on government contracts to a focus on commercial managed care markets. Prior to 1993, over 98% of PHP's revenue came from government-related contracts. PHP's government service contracts required the Company to manage health care providers in a variety of delivery settings. In 1992, management realized that the knowledge, expertise and skills which the Company had acquired in managing health care providers for government agencies could also be applied to serve the commercial managed care market. At the same time, management supplemented the Company's existing competencies with additional skills and capabilities in order to take full advantage of the opportunities available in commercial managed care. The Company added to existing capabilities by making several key acquisitions, investing in information systems and recruiting experienced managed care executives.

     Revenues from the Commercial Managed Care Division have grown, in part as a result of acquisitions, to $134.9 million or 58.1% of total revenues in 1997 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated health care delivery networks applied in whole or in part to: (i) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population, (ii) the Company's statewide ISOC in New Jersey which contracts to provide services with HMOs and insurance companies, and (iii) family health centers which are operated on a contract basis for large employers. Also, in November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity"), formed Connecticut Health Enterprises, L.L.C. ("Connecticut Health Enterprises"), a limited liability company, for the purpose of developing a provider sponsored integrated health care delivery network in Fairfield County, Connecticut. Connecticut Health Enterprises commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. This health care system is marketed to insurers, HMOs, and government agencies, which contract for a total health care delivery system. The Company is compensated for its commercial managed health care services in a variety of methodologies, including cost plus fee, percentage of revenue, percentage of savings, fee-for-service, capitation, or some combination of the foregoing.

     Revenues from the Government Managed Care Division have decreased slightly from a peak of $116.4 million in 1992 to $97.4 million in 1997. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

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

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                         Three Months
                                        ended July 31,
                                       ----------------
                                        1997     1996
                                       -------  -------
Revenues.............................   100.0%   100.0%
Direct costs.........................    80.5     78.8
                                        -----    -----
Gross profit.........................    19.5     21.2
General and administrative expenses..    13.7     13.2
Operating income.....................     5.8      8.0
Other expense........................    (2.9)    (1.5)
                                        -----    -----
Earnings before income taxes.........     2.9      6.5
Income tax expense...................     1.0      2.5
                                        -----    -----
Net earnings.........................     1.9      4.0
                                        =====    =====


                             RESULTS OF OPERATIONS

               THE THREE MONTHS ENDED JULY 31, 1997 COMPARED TO
                -------------------------------------------------
                      THE THREE MONTHS ENDED JULY 31, 1996
                      ------------------------------------

       The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                                     July 31, 1997    July 31, 1996
                                    ---------------  ---------------
                                    Revenue   % of   Revenue   % of
Division                            (000's)   Total  (000's)   Total
--------                            -------   -----  -------   -----
Government Managed Care Division    $18,619    33.4  $24,654    46.1
Commercial Managed Care Division     37,123    66.6   28,774    53.9
                                    -------   -----  -------   -----
Total                               $55,742   100.0  $53,428   100.0
                                    =======   =====  =======   =====

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Company's revenue increased by 4.3% or $2.3 million to $55.7 million for the quarter ended July 31, 1997 compared to $53.4 million for the prior year quarter. This increase in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     The Commercial Managed Care Division revenue increased by $8.3 million or 28.8%, to $37.1 million for the quarter ended July 31, 1997, compared to $28.8 million for the quarter ended July 31, 1996. This net increase is the result of several increases and a decrease. The largest increase in Commercial Managed Care Division revenue resulted from the BCBSNJ ISOC project. Effective July 1, 1996, this business relationship was modified such that the Company began to provide services under a global capitation arrangement which significantly increased the revenues the Company earns as well as the scope of services and resultant cost of service. The second largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and since then, VACHP has continually increased its membership enrollment. Commercial Managed Care revenues also increased as a result of the Company's ISOC development, management and operations related to its strategic ventures, primarily in Connecticut and Louisiana.

     These Commercial Managed Care Division increases were offset by a decrease in revenues at Chartered Health Plan, Inc. ("CHP"), the Company's wholly-owned Medicaid HMO in the District of Columbia. CHP's revenues decreased due to a gradual decrease in enrollment and a reduction in the contractual premium rate effective November 1, 1996.

     Government Managed Care Division revenue decreased by $6.0 million or 24.4% to $18.6 million for the quarter ended July 31, 1997, compared to $24.6 million for the quarter ended July 31, 1996. This net decrease in revenues is the result of: (1) the completion of five ambulatory care projects, three mental health projects, and one total managed care correctional facilities project on various dates since the prior year first quarter, and (2) a revenue decrease resulting from the Company's decision to terminate its long-term care line of business. These revenue decreases were offset by increases due to one new total managed care correctional facilities project, two new ambulatory care projects, one new mental health project, and one new medical staffing project, which commenced operations on various dates since the prior year first quarter.

     The Company's gross profit decreased by 3.5% or $400,000, to $10.9 million for the quarter ended July 31, 1997, compared to $11.3 million for the prior year first quarter. As a percentage of revenue, gross profit decreased to 19.5% for the current year first quarter compared to 21.2% for the same period in the prior year. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Commercial Managed Care Division gross profit increase resulted from the BCBSNJ ISOC project, and also as a result of the Company's ISOC development, management and operations related to its strategic ventures, as discussed above. The increase was offset by CHP operations, discussed above.

     The Government Managed Care Division gross profit decreased due to the completion of certain projects as described above and related completion costs, partially offset by increases due to the commencement of operations on new projects as described above.

     General and administrative expenses increased $500,000 to $7.6 million for the quarter ended July 31, 1997 from $7.1 million for the prior year first quarter as a result of the continued growth of the Company. As a percentage of revenue, general and administrative expenses increased to 13.7% for the current year first quarter compared to 13.2% during the prior year period.

     Operating income decreased by $1.0 million to $3.2 million for the quarter ended July 31, 1997, from $4.2 million for the prior year first quarter. Operating margin decreased to 5.8% from 8.0%. Operating income decreased due to the gross profit decrease in the Government Managed Care Division and the increased general and administrative expenses, as discussed above.

     Interest expense increased by $135,000, to $1,492,000 for the quarter ended July 31, 1997, from $1,357,000 for the quarter ended July 31, 1996.

     Interest income decreased by $376,000, to $279,000 for the quarter ended July 31, 1997 from $655,000 for the quarter ended July 31, 1996. This decrease is due to a decrease in cash available for short-term investment as a result of the BCBSNJ health center acquisition completed in February 1997.

     The effective income tax rates of 35.0% in the first quarter of fiscal 1998 and 37.6% in the first quarter of fiscal 1997 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings decreased by $1.2 million to $1.0 million or $0.08 per share based on 13,662,190 weighted average shares oustanding, from $2.2 million or $0.16 per share based on 13,788,777 weighted average shares outstanding, for the quarters ended July 31, 1997 and 1996, respectively.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                        LIQUIDITY AND CAPITAL RESOURCES

     Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69.0 million of convertible subordinated debentures resulting in net proceeds of $65.8 million. The Company used these proceeds to extinguish all outstanding bank debt and to fund expansion of its Commercial Managed Care Division.

     During the three months ended July 31, 1997 operations used $8.4 million in cash. This is a $3.3 million increase in cash used by operations compared to the $5.1 million used by operations in the prior year three month period. This increase in cash used by operations is primarily due to an increase in accounts receivable of $5.6 million, and routine fluctuations in other working capital line items.

     The $5.6 million increase in the Company's accounts receivable at July 31, 1997 is attributable to a momentary aberration in the timing of payments on certain of the Company's projects, particularly the new Commercial Managed Care Division health enterprise activities.

     The Company's number of days revenue in average outstanding receivables was 80 days for the three months ended July 31, 1997 compared to 70 days for the prior year three month period. This increase is due to increased receivables related to the Company's commercial ISOC ventures, and a change in the mix of government contracts such that there are now fewer prepaid contracts.

     Investing activities used $2.0 million in cash during the three months ended July 31, 1997, compared to $2.5 million used during the three months ended July 31, 1996. These uses of cash were for the acquisition of property and equipment.

     Financing activities provided $6.2 million in cash during the three months ended July 31, 1997, compared to $830,000 used by financing activities during the three months ended July 31, 1996. The $6.2 million provided by financing activities in the current period is mostly due to the sale of 200,000 shares of the Company's common stock to an investor and the repayment of officers receivables in conjunction with the recent retirement of the former chairman and founder of the Company.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     On July 24, 1997, the Company entered into an Asset Purchase Agreement with Health Insurance Plan of New Jersey, Inc. ("HIP"), a New Jersey not-for-profit health maintenance organization, to acquire from HIP certain assets constituting HIP's staff model health center operations in New Jersey. Under the Asset Purchase Agreement, PHP will acquire the operations of 18 health care centers and related assets throughout New Jersey for a purchase price of $73 million, subject to certain adjustments. The Company and HIP have also entered into a Health Services Agreement pursuant to which the Company will arrange for the provision of health care services to HIP's members on an exclusive global capitation basis. The Company has also agreed to purchase from Health Insurance Plan of Greater New York ("HIP-NY") $40.2 million in aggregate principal amount of surplus notes (the "Surplus Notes") made by HIP payable to HIP-NY. Under the Note Purchase Agreement, the Company may require HIP-NY to repurchase the surplus notes from the Company in equal installments on the first and second anniversary of the closing. Completion of these transactions is subject to the approval of the New Jersey Department of Banking and Insurance and the New Jersey Department of Health and Senior Services, as well as the receipt of other required consents and approvals. The foregoing description of the HIP acquisition is qualified in its entirety by reference to the Asset Purchase Agreement and the Note Purchase Agreement, copies of which are attached hereto as exhibits.

     The Company's current cash and cash equivalents, and its borrowing capabilities under its current credit arrangements are not sufficient to fund the transactions contemplated by the Asset Purchase Agreement and Note Purchase Agreement, as described above. The Company intends to finance the HIP transaction through a combination of new bank borrowings and the issuance of additional equity securities. However, there can be no assurance that the Company will be able to obtain additional debt or equity financing on acceptable terms. The failure to obtain the additional financing required to fund the Company's acquisition and working capital needs could have a material adverse effect on the Company's financial condition and results of operations.

    The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its borrowing capabilities will be sufficient for known future capital needs of the Company, other than the completion of the HIP acquisition, which will require additional external financing as described above. In addition to the HIP acquisition, there may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

                          PHP HEALTHCARE CORPORATION

PART II - OTHER INFORMATION
-------   -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

A)  EXHIBITS
    --------

   10.1 Asset Purchase Agreement by and between PHP Healthcare Corporation and HIP of New Jersey, Inc., dated as of July 24, 1997

    10.2 Note Purchase Agreement by and among PHP Healthcare Corporation, Health Insurance Plan of Greater New York, and HIP of New Jersey, Inc., dated as of July 24, 1997

    11.0 Statement re: Computation of per share earnings for the three months ended July 31, 1997 and 1996

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

                                      PHP HEALTHCARE CORPORATION
                                      --------------------------
                                            (Registrant)



                                      By:    /s/ Anthony M. Picini
                                             ----------------------
                                             ANTHONY M. PICINI
                                             Executive Vice President and
                                             Chief Financial Officer



Date:  September 18, 1997
       ------------------

                          PHP HEALTHCARE CORPORATION

                                 EXHIBIT INDEX


Exhibit   Item                                                     Page
-------   ----                                                     ----

10.1      Asset Purchase Agreement by and between PHP Healthcare
          Corporation and HIP of New Jersey, Inc., dated as of July 24, 1997

10.2      Note Purchase Agreement by and among PHP Healthcare
          Corporation, Health Insurance Plan of Greater New York, and HIP of New Jersey, Inc., dated as of July 24, 1997

11.0      Statement re: Computation of per share earnings for
          the three months ended July 31, 1997 and 1996             16

15.1      Letter of Coopers & Lybrand, L.L.P. regarding Unaudited
          Interim Financial Statements                              17