Form 10-Q
period 1997-10-31
PHP HEALTHCARE CORP
filed 1997-12-18
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549
                               -----------------
                                   FORM 10-Q
(Mark One)

 [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997.

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

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of October 31, 1997, 11,559,930 shares.

                                     INDEX

                                                                 PAGE
                                                                 ----

PART I - FINANCIAL INFORMATION
------------------------------
Report of Independent Accountants                                 2

Condensed Consolidated Statements of Operations                   3

Condensed Consolidated Balance Sheets                             4

Condensed Consolidated Statements of Cash Flows                   5

Notes to Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                        11

PART II - OTHER INFORMATION                                      21

SIGNATURES                                                       23

EXHIBIT INDEX                                                    24


                       Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the Condensed Consolidated Balance Sheet of PHP Healthcare Corporation and subsidiaries as of October 31, 1997, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month and six month periods ended October 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                              Coopers & Lybrand L.L.P.


Washington, D.C.
December 17, 1997

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Operations
          Three Months and Six Months ended October 31, 1997 and 1996
                                  (Unaudited)
                    (In  thousands, except per share data)

                                       Three Months            Six Months
                                       ------------            ----------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

Revenues.........................   $55,753    $58,418    $111,495    $111,846

Direct costs.....................    45,081     45,845      89,964      87,967
                                    -------    -------    --------    --------

     Gross profit................    10,672     12,573      21,531      23,879

General and administrative
 expenses........................     7,092      7,346      14,730      14,419
                                    -------    -------    --------    --------

     Operating income............     3,580      5,227       6,801       9,460

Other income (expense):
          Interest expense.......    (1,524)    (1,411)     (3,016)     (2,768)
          Interest income........       379        554         658       1,209
          Miscellaneous expense..      (398)         5        (584)        (33)
          Minority interest in
           earnings of
           subsidiaries..........      (308)      (204)       (522)       (239)
                                    -------    -------    --------    --------

     Earnings before income taxes     1,729      4,171       3,337       7,629

Income tax expense...............       605      1,570       1,168       2,870
                                    -------    -------    --------    --------

     Net earnings................   $ 1,124    $ 2,601    $  2,169    $  4,759
                                    =======    =======    ========    ========

Net earnings per share...........   $  0.08    $  0.19    $   0.16    $   0.35
                                    =======    =======    ========    ========

Weighted average number of
 common and common
  equivalent shares outstanding..    13,677     13,700      13,679      13,752
                                    =======    =======    ========    ========

See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                     Condensed Consolidated Balance Sheets
                   As of October 31, 1997 and April 30, 1997
                       (In thousands, except share data)

                                                       October 31,   April 30,
                                                           1997         1997
                                                           ----         ----
ASSETS                                                 (Unaudited)
Current assets:
 Cash and cash equivalents...........................     $ 10,981    $ 15,765
 Accounts receivable, net............................       55,700      45,800
 Pharmaceutical and medical supplies.................          671       1,460
 Receivables from officers...........................        3,031       4,442
 Income tax receivable...............................          895         882
 Deferred income taxes...............................          539         539
 Other current assets................................        5,372       4,273
                                                          --------    --------
    Total current assets.............................       77,189      73,161
Property and equipment, net (notes 2 and 4)..........       54,429      58,444
Intangible assets, net of accumulated amortization
 of $1,690 in October and $1,236 in April (note 2)...       79,526      14,989
Receivables from officers............................          498       1,202
Note receivable......................................        2,000         ---
Other assets.........................................       10,023       5,508
                                                          --------    --------
                                                          $223,665    $153,304
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable to bank (note 3).......................     $  3,000    $  9,200
 Amounts due in connection with acquisition
  (notes 2 and 3)....................................       12,902         ---
 Current maturities of notes payable - other.........        2,057       1,716
 Accounts payable....................................       18,525      12,036
 Claims payable - medical services...................        6,080       8,739
 Accrued salaries and benefits.......................       10,605      13,219
 Income taxes payable................................        1,168         ---
 Deferred revenue....................................       24,568       1,068
                                                          --------    --------
   Total current liabilities.........................       78,905      45,978
Amounts due in connection with acquisition
 (notes 2 and 3).....................................       25,710         ---
Notes payable - other, net of current maturities.....        5,488       3,964
Convertible subordinated debentures..................       66,290      66,032
Deferred income taxes................................        1,274       1,274
Deferred gain on sale of building....................          873         916
Other liabilities....................................          871         759
                                                          --------    --------
   Total liabilities.................................      179,411     118,923
                                                          --------    --------

Minority interest (note 4)...........................        1,282       4,303
                                                          --------    --------
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, none issued............................          ---         ---
 Common stock, $.01 par value, 100,000,000 shares
  authorized, 14,818,415 shares issued in October
   and 14,369,849 shares issued in April.............          148         144
 Additional paid-in capital (note 3).................       44,666      33,946
 Note receivable from sale of stock..................         (900)       (900)
 Retained earnings...................................        5,630       3,460
 Treasury stock, 3,258,485 common shares in October
  and April, at cost.................................       (6,572)     (6,572)
                                                          --------    --------
   Total stockholders' equity........................       42,972      30,078
                                                          --------    --------
Contingencies (note 5)...............................     $223,665    $153,304
                                                          ========    ========

See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Cash Flows
          Three Months and Six Months Ended October 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)

                                                                                 Three Months                   Six Months
                                                                          -------------------------      -------------------------
                                                                              1997          1996             1997          1996
                                                                          -----------   -----------      -----------   -----------
Cash flows from operating activities:
 Net earnings..................................................           $     1,124   $     2,601      $     2,169   $     4,759
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Minority interest in earnings of subsidiaries...............                  308           205              522           239
    Depreciation and amortization...............................                1,560         1,283            3,358         2,576
    Other items, net............................................                   33           (22)              12           (43)
  Changes in operating assets and liabilities:
  Increase in accounts receivable, net..........................               (9,206)       (8,636)         (14,760)      (13,224)
  Decrease in pharmaceutical and medical supplies...............                   81            76              789            77
  Decrease (increase) in other current assets...................                1,610        (1,042)             317        (1,661)
  Increase in other assets......................................                  (56)         (195)          (1,583)         (566)
  Increase (decrease) in accounts payable.......................                   98         4,229           (1,444)        2,026
  Decrease in claims payable....................................               (1,348)       (1,705)          (2,659)       (3,289)
  Increase (decrease) in accrued salaries and benefits..........               (1,823)        2,106           (2,614)        1,990
  Increase (decrease) in deferred revenue.......................                 (320)          (22)            (343)          (73)
  Increase in income taxes payable..............................                  605         1,967            1,168         2,845
  Increase in other liabilities.................................                   42            35              112            88
                                                                          -----------   -----------      -----------   -----------
   Net cash provided by (used in) operating activities..........               (7,292)          880          (14,956)       (4,256)
                                                                          -----------   -----------      -----------   -----------
Cash flows from investing activities:
  Acquisition of property and equipment.........................               (4,033)       (3,584)          (4,901)       (6,125)
  Net proceeeds from the sale of property and
    equipment...................................................                2,091           ---            2,091           ---
  Acquisition of subsidiaries...................................               (1,634)          ---           (1,634)          ---
  Disposition of subsidiaries, net of cash
    conveyed....................................................               16,433           ---           16,433           ---
                                                                          -----------   -----------      -----------   -----------
  Net cash provided by (used in) investing
    activities..................................................               12,857        (3,584)          11,989        (6,125)
                                                                          -----------   -----------      -----------   -----------
Cash flows from financing activities:
  Net repayments under revolving promissory notes...............               (5,200)          ---           (6,200)          ---
  Repayments on notes payable...................................                 (955)         (135)          (1,606)         (268)
  Receivables from officers.....................................                 (156)          (87)           2,115          (841)
  Issuance of shares to directors...............................                  110           ---              110           ---
  Proceeds from exercise of stock options.......................                   20           300            1,164           357
  Proceeds from sale of stock...................................                  ---           ---            2,600           ---
                                                                          -----------   -----------      -----------   -----------
   Net cash provided by (used in) financing
    activities..................................................               (6,181)           78           (1,817)         (752)
                                                                          -----------   -----------      -----------   -----------
   Net decrease in cash and cash
    equivalents.................................................                 (616)       (2,626)          (4,784)      (11,133)
Cash and cash equivalents, beginning of period..................               11,597        40,140           15,765        48,647
                                                                          -----------   -----------      -----------   -----------
Cash and cash equivalents, end of period........................          $    10,981   $    37,514      $    10,981   $    37,514
                                                                          ===========   ===========      ===========   ===========
                                                                                                                        (continued)

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Cash Flows
          Three Months and Six Months Ended October 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)



Supplemental Disclosure of Noncash Investing and Financing Activities (For the six months ended October 31, 1997)

Acquisition of subsidiaries:
    Fair value of fixed assets acquired........................................  $ 15,000
    Excess of cost over fair value of assets acquired..........................    65,000
    Other current assets acquired..............................................       732
    Liabilities assumed........................................................    (7,933)
    Amounts due................................................................   (42,462)
    Application of credit for first month payment for services.................   (28,703)
                                                                                 --------
    Acquisition of subsidiaries................................................  $  1,634
                                                                                 ========

Disposition of subsidiaries:
    Fair value of assets sold..................................................  $ 22,076
    Note receivable issued.....................................................    (2,000)
    Capital contributions of other shareholders in subsidiaries................    (3,542)
                                                                                 --------
    Cash received..............................................................    16,534
    Less cash conveyed.........................................................      (101)
                                                                                 --------
    Disposition of subsidiaries, net of cash conveyed..........................  $ 16,433
                                                                                 ========
Other non-cash activities:
    Warrants issued with debt recorded as discount                               $  6,850

    Debt issuance cost included in amounts due in connection with acquisition..  $  3,000


See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                October 31, 1997
                                  (Unaudited)

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

     (b)  New Accounting Pronouncements
     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. After that date, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $0.02 and $0.05 per share for the three month periods and $0.03 and $0.08 per share for the six month periods ended October 31, 1997 and October 31, 1996, respectively, compared with the primary earnings per share reported for these periods. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported fully diluted earnings per share.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Both standards only require additional disclosure and therefore will not have any effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and will be adopted by the Company and reflected in the Company's financial statements effective with the first quarter of fiscal year 1999. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will be adopted by the Company and reflected in the Company's financial statements effective fiscal year end 1999.

                          PHP HEALTHCARE CORPORATION

(2)  Acquisition

     Effective October 31, 1997, the Company acquired eighteen primary care health centers located throughout the state of New Jersey from HIP of New Jersey Inc., a New Jersey health maintenance organization ("HIP"). The total purchase price of approximately $80 million, including transaction costs and other consideration, was paid through a combination of cash on hand and bank financing (see Note 3). The Company may be required to pay HIP additional amounts based upon membership growth during the years 1997 through 2000, up to a total of $15 million. In conjunction with the purchase agreement, the Company and HIP entered into a twenty year Health Services Agreement pursuant to which the Company arranges for the provision of certain health care services to enrolled HIP beneficiaries and will receive in return global capitation payments. To enable the Company to provide health care services as promptly as possible, the Company and HIP also entered into a twenty year Network Access and Transition Agreement, whereby HIP will pay the Company $5.4 million to perform various transition functions such as medical management and administrative services, and to provide HIP members access to the Company's health care network during the transition period.

     Amounts due in connection with acquisition of $45.46 million at October 31, 1997 were paid on November 7, 1997, using funds provided by the Company's new Credit Agreement, as described in note 3.

     The transaction was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated, on an estimated basis, to the acquired tangible ($15 million) and identifiable intangible ($65 million) assets and assumed liabilities based on their respective estimated fair market value. The identifiable intangible assets will be amortized on a straight-line basis over periods up to 20 years.

3)  Note Payable - Bank

     To finance the HIP transaction (see Note 2), pay related expenses and provide future working capital, the Company obtained a $75 million collateralized credit facility (the "Credit Agreement") from its primary bank dated as of October 31, 1997. Under the Credit Agreement, the Company has available up to $75 million in principal amount of senior collateralized financing in the form of (i) a term facility in the principal amount of $40 million maturing in two years (the "Term Facility"), and (ii) a revolving credit facility in an aggregate principal amount of up to $35 million (the "Revolving Facility"). In connection with the Credit Agreement, the Company paid $3.0 million in fees which will be amortized over the life of the Credit Agreement. In addition to these fees the primary bank is entitled to participate in any refinancing for which it will receive a fee.

     The Company will be required to make quarterly amortization payments in connection with the Term Facility. Amounts outstanding under the Term Facility bear interest at LIBOR plus 5%, and amounts outstanding under the Revolving Facility bear interest at LIBOR plus 4.5%. The initial interest rates automatically increase by 0.5% in each three month period thereafter.

     The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including, but not limited to, covenants regarding the Company's capital

                          PHP HEALTHCARE CORPORATION
expenditures, funded debt, intangible net worth, leverage, working capital, interest coverage and fixed charge coverage, as well as limitations on other indebtedness, mergers, acquisitions (and asset sales), other liens and investments. The Credit Agreement is collateralized by a security interest in substantially all of the Company's assets.

     Under the Credit Agreement, the loans are subject to certain mandatory prepayments of excess cash flow (as defined in the Agreement), proceeds from sales of assets, and issuances of debt and equity.

     On November 7, 1997, the Company borrowed the entire Term Facility of $40.0 million and $8.46 million on the Revolving Facility, in order to pay the amounts due in connection with acquisition of $45.46 million as presented at October 31, 1997, which includes the $3.0 million in fees associated with the new Credit Agreement, and $3.0 million to repay the pre-existing revolving promissory note.

     Additionally, the Company issued warrants to its primary bank to acquire 1,421,000 shares of common stock of the Company with no cost to exercise. Effective October 31, 1997, 500,150 of the warrants became immediately exercisable. The remaining 920,850 warrants are in escrow and only become exercisable if any borrowings under the Credit Agreement remain outstanding on January 31, 1998.

     The 500,150 warrants which became exercisable effective October 31, 1997 were recorded as additional paid-in capital using the market price on that day of $13.69 per share, for a total of $6.85 million. The value of these warrants was recognized as a discount to the borrowings from the primary bank, $3.65 million with the Term Facility and $3.2 million with the Revolving Facility.

     The Company's pre-existing primary banking facility was superseded by this new Credit Agreement.

(4) Sale of Ownership Interest in New Jersey Primary Care Facilities

     On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owned a minority interest (the "REIT"), acquired certain primary care facilities located throughout the state of New Jersey formerly operated by Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ"). Concurrent with agreement to purchase the primary care facilities, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement. The total purchase price related to these agreements, including transaction costs and other consideration, was approximately $44.7 million, of which $22.3 million was paid by the REIT. In conjunction with the REIT's acquisition of the primary care facilities, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term loans and $2 million in long-term secured loans until permanent financing could be obtained. Since the Company provided substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements between the Company and the REIT, the Company had consolidated the operations of the REIT since February 1997.

                          PHP HEALTHCARE CORPORATION

     On August 15, 1997, the REIT obtained permanent financing and repaid its loans to the Company. In addition, the REIT's parent company, G&L Realty Corporation, purchased the Company's ownership interest in the REIT and the Company provided a new $2.0 million long-term loan to G&L Realty Corporation. In conjunction with these transactions, the Company committed to a 17-year operating lease. Accordingly, since the Company has sold its interest in the subsidiary and its loans have been repaid, the operations of the REIT have not been consolidated since August 15, 1997.

(5) Contingencies

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $50,000 and $250,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at October 31, 1997.

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

     Revenues from the Commercial Managed Care Division have grown, in part as a result of acquisitions, to $134.9 million or 58.1% of total revenues in 1997 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated health care delivery networks applied in whole or in part to: (i) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population, (ii) the Company's statewide Integrated System of Care ("ISOC") in New Jersey which contracts to provide services with HMOs and insurance companies, (iii) family health centers which are operated on a contract basis for large employers, and
(iv) the Company's participation in Connecticut Health Enterprises, a provider sponsored integrated health care delivery network in Fairfield County, which functions as an alliance between PHP, St. Vincent's Hospital, Fairfield County physicians, and other hospitals and ancillary providers, and is marketed as a total health care delivery system to insurers, HMOs, and government agencies. The Company is compensated for its commercial managed health care services in a variety of methodologies, including capitation, cost plus fee, percentage of revenue, percentage of savings, fee-for-service, or some combination of the foregoing.

     Effective October 31, 1997, the Company completed the acquisition of 18 health centers and related assets from HIP of New Jersey, Inc. ("HIP") for approximately $80 million (including related costs). HIP is a New Jersey not-for-profit health maintenance organization. In connection with the transaction, the Company also entered into a Health Services Agreement with HIP pursuant to which the Company will arrange for the provision of health care services for more than 200,000 HIP members over the next 20 years on an exclusive, globally capitated basis.

     To finance the transaction, pay related expenses and provide future working capital, the Company obtained a $75 million secured credit facility from its primary bank. The credit facility is in the form of (i) a term facility in the principal amount of $40 million maturing in two years and (ii) a revolving credit facility in the principal amount of $35 million.

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

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                           Three Months               Six Months
                                         ended October 31,         ended October 31,
                                         -----------------         -----------------
                                           1997       1996         1997         1996
                                           ----       ----         ----         ----
Revenues.............................     100.0%    100.0%        100.0%       100.0%
Direct costs.........................      80.9      78.5          80.7         78.7
                                          -----     -----         -----        -----
Gross profit.........................      19.1      21.5          19.3         21.3
General and administrative expenses..      12.7      12.6          13.2         12.9
                                          -----     -----         -----        -----
Operating income.....................       6.4       8.9           6.1          8.4
Other expense........................      (3.3)     (1.8)         (3.1)        (1.6)
                                          -----     -----         -----        -----
Earnings before income taxes.........       3.1       7.1           3.0          6.8
Income tax expense...................       1.1       2.7           1.1          2.5
                                          -----     -----         -----        -----
Net earnings.........................       2.0       4.4           1.9          4.3
                                          =====     =====         =====        =====


                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

                             RESULTS OF OPERATIONS

              The Three Months Ended October 31, 1997 Compared To
              ---------------------------------------------------
                    The Three Months Ended October 31, 1996
                    ---------------------------------------

     The following table indicates revenue by the Company's divisions and the related percentage of total revenue:



                                     October 31, 1997           October 31, 1996
                                     ----------------           ----------------

                                    Revenue    % of             Revenue   % of
Division:                           (000's)    Total            (000's)   Total
---------                           -------    -----            -------   -----
Government Managed Care              $15,815     28.4           $27,891    47.7
Commercial Managed Care               39,938     71.6            30,527    52.3
                                     -------    -----           -------   -----

Total                                $55,753    100.0           $58,418   100.0
                                     =======    =====           =======   =====

     The Company's revenue decreased by 4.6% or $2.7 million to $55.7 million for the quarter ended October 31, 1997 compared to $58.4 million for the prior year quarter. This decrease in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     Commercial Managed Care Division revenue increased by $9.4 million or 30.8%, to $39.9 million for the quarter ended October 31, 1997, compared to $30.5 million for the prior year second quarter. The majority of this net increase, $9.0 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. PHE's revenues increased because of $4.9 million in new revenues for transition activities related to the recently concluded HIP transaction and a $4.1 million increase in the existing operational revenues with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. Another increase in revenues of $2.0 million was provided by Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO in Virginia, resulting from a 45% increase in member months compared with the prior year quarter. Additional revenue increases totaling $1.6 million resulted from a growth in activity at the Company's various other operations in Connecticut, Louisiana, and the employer health centers under management for GTE and Bethlehem Steel.

     These Commercial Managed Care Division revenue increases were partially offset by a decrease in revenues at Chartered Health Plan, Inc. ("CHP"), the Company's wholly owned Medicaid HMO in the District of Columbia. CHP's revenues decreased by $3.2 million resulting from a 15.1% decrease in member months compared with the prior year quarter and a 14.6% reduction in the contractual premium rate effective November 1, 1996.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

     Government Managed Care Division revenue decreased by $12.1 million or 43.4%, to $15.8 million for the quarter ended October 31, 1997, compared to $27.9 million for the prior year second quarter. The majority of this net decrease, in the amount of $9.8 million, resulted from the completion of five ambulatory care projects, two mental health projects and one total managed care correctional facilities project on various dates since the beginning of the prior year second quarter. A further decrease in revenues of $5.7 million is due to the Company's decision during the third quarter of fiscal 1997 to terminate its long-term care line of business. These revenue decreases were partially offset by a $1.8 million increase resulting from two medical staffing and one ambulatory care project which commenced operations since the beginning of the prior year second quarter, and a $1.4 million increase at ongoing projects resulting from an increase in the scope of services and/or increases in the volume of activity at two ambulatory care projects, one medical staffing project and one total managed care correctional facilities project.

     The Company's gross profit decreased by 15.1% or $1.9 million, to $10.7 million for the quarter ended October 31, 1997, compared to $12.6 million for the prior year second quarter. As a percentage of revenue, gross profit decreased to 19.1% for the current year second quarter compared to 21.5% for the same period in the prior year. Gross profit decreased in both the Commercial Managed Care Division and the Government Managed Care Division.

     The Commercial Managed Care Division gross profit decreased by $400,000 or 3.6%, from $9.9 million during the prior year quarter ended October 31, 1996, compared to $9.5 million for the current year second quarter. The reduction in member months and the reduction in the contractual premium rate at CHP produced a $2.1 million decrease in gross profit. Reducing the impact of that decrease was an increase of $1.2 million in gross profit provided by the operations of PHE. Specifically, during the second quarter ended October 31, 1997, the Company earned gross profit of $2.1 million resulting from the transition services performed over the most recent two fiscal quarters in connection with the Health Services Agreement with HIP. Additionally, gross profit at VACHP increased by $400,000 resulting from the growth in membership.

     The Government Managed Care Division gross profit decreased by $1.5 million or 57.4%, from $2.7 million during the prior year quarter ended October 31, 1996, compared to $1.2 million for the current year second quarter. The majority of this net decrease, in the amount of $1.4 million, resulted from the completion of several projects detailed above.

     General and administrative expenses decreased by $200,000 to $7.1 million for the quarter ended October 31, 1997 from $7.3 million for the prior year second quarter. As a percentage of revenue, general and administrative expenses increased to 12.7% for the current year second quarter compared to 12.6% during the prior year period.

     Operating income decreased by $1.6 million to $3.6 million for the quarter ended October 31, 1997, from $5.2 million for the prior year second quarter. Operating margin decreased to 6.4% from 8.9%. Operating income decreased primarily due to the gross profit decrease in the Commercial Managed Care Division and the Government Managed Care Division.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     Interest expense increased by $113,000, to $1,524,000 for the quarter ended October 31, 1997, from $1,411,000 for the quarter ended October 31, 1996.

     Interest income decreased by $175,000, to $379,000 for the quarter ended October 31, 1997 from $554,000 for the quarter ended October 31, 1996. This decrease is due to a decrease in cash available for short-term investment as a result of the BCBSNJ health center acquisition completed in February 1997.

     The effective income tax rates of 35.0% in the second quarter of fiscal 1998 and 37.6% in the second quarter of fiscal 1997 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings decreased by $1.5 million or $0.11 per share, to $1.1 million or $0.08 per share, from $2.6 million or $0.19 per share for the quarters ended October 31, 1997 and 1996, respectively.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

                             RESULTS OF OPERATIONS

               The Six Months Ended October 31, 1997 Compared To
               -------------------------------------------------
                     The Six Months Ended October 31, 1996
                     -------------------------------------

     The following table indicates revenues by the Company's divisions and the related percentage of total revenues:

                                    October 31, 1997   October 31, 1996
                                    ----------------   ----------------

                                    Revenues     % of   Revenues    % of
Division:                            (000's)    Total    (000's)   Total
--------                            --------    -----   --------   -----
Government Managed Care             $ 34,434     30.9   $ 52,545    47.0
Commercial Managed Care               77,061     69.1     59,301    53.0
                                    --------    -----   --------   -----

Total                               $111,495    100.0   $111,846   100.0
                                    ========    =====   ========   =====

     The Company's revenue decreased by 0.3% or $300,000 to $111.5 million for the six months ended October 31, 1997 compared to $111.8 million for the prior year period. This decrease in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     Commercial Managed Care Division revenue increased by $17.8 million or 30.0%, to $77.1 million for the six months ended October 31, 1997, compared to $59.3 million for the same period during the prior year. The majority of this net increase, $14.2 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. This increase is the result of $4.9 million in new revenues for transition activities related to the recently concluded HIP transaction and a $9.3 million increase in the existing operational revenues with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. VACHP's revenues increased by $4.5 million resulting from a 57% increase in member months compared with the same period in the prior year. Additional revenue increases totaling $6.2 million occurred as follows: (i) a $3.0 million increase in revenues from the Company's ISOC development, management, and operations related to its strategic venture in Connecticut, (ii) a $2.0 million increase in revenues resulting from the Company's new business venture to develop an ISOC in the state of Louisiana, and (iii) a $1.2 million increase in revenues resulting from a growth in activity at the Company's employer health centers under management for GTE and Bethlehem Steel.

     These Commercial Managed Care Division revenue increases were partially offset by a decrease in revenues at Chartered Health Plan, Inc. ("CHP"), the Company's wholly owned Medicaid HMO in the District of Columbia. CHP's revenues decreased by $7.5 million resulting from a 17% decrease in member months compared with the same period in the prior year and a 14.6% reduction in the contractual premium rate effective November 1, 1996.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     Government Managed Care Division revenue decreased by $18.1 million or 34.5%, to $34.4 million for the six months ended October 31, 1997, compared to $52.5 million for the prior year six month period. The majority of this net decrease, in the amount of $16.1 million, resulted from the completion of five ambulatory care projects, three mental health projects and one total managed care correctional facilities project on various dates since the beginning of the prior year six month period. A further decrease in revenues of $11.0 million is due to the Company's decision during the third quarter of fiscal 1997 to terminate its long-term care line of business. These revenue decreases were partially offset by a $7.3 million increase due to one ambulatory care project, two medical staffing projects, one mental health project, and one total managed care correctional facilities project which commenced operations since the beginning of the prior year six month period. An additional $1.0 million increase is attributable to ongoing projects, resulting from an increase in the scope of services and/or increases in the volume of activity at two ambulatory care and one medical staffing project.

     The Company's gross profit decreased by 9.8% or $2.3 million, to $21.5 million for the six months ended October 31, 1997, compared to $23.9 million for the prior year period. As a percentage of revenue, gross profit decreased to 19.3% for the current six month period compared to 21.3% during the prior year. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

     The Commercial Managed Care Division gross profit increased by $700,000 or 3.6%, from $18.6 million during the six months ended October 31, 1996, compared to $19.3 million for the current year six month period. The most significant cause of this increase, in the amount of $2.3 million, resulted from the operations of PHE. Reducing the impact of that decrease was an increase of $1.2 million in gross profit provided by the operations of PHE. Specifically, during the second quarter ended October 31, 1997, the Company earned gross profit of $2.1 million resulting from the transition services performed over the most recent two fiscal quarters in connection with the Health Services Agreement with HIP. Additionally, gross profit at VACHP increased by $1.1 million resulting from the growth in membership. For the six month period ended October 31, 1997, gross profit also increased by $1.3 million compared to the prior year as a result of the Company's new business venture to establish a state-wide ISOC in Louisiana for a large physician organization. Offsetting these increases was a decrease of $4.0 million at CHP resulting from the reduction in member months and contractual premium rate.

     The Government Managed Care Division gross profit decreased by $3.0 million or 57.3%, from $5.3 million during the prior year six months ended October 31, 1996, compared to $2.3 million for the current year six month period. The majority of this net decrease, in the amount of $2.8 million, resulted from the completion of several projects detailed above. An additional decrease of $1.1 million is due to the combined impact of an increase in secondary care costs at a total managed care correctional facilities project which commenced operations during the prior year six month period ended October 31, 1996, and the Company's decision to terminate its long-term care line of business during the prior year third quarter. These decreases were offset by an increase

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

of $0.8 million in gross profits related to one new ambulatory care project, two new medical staffing projects and one new mental health project which commenced operation since the beginning of the prior year six month period, and increased profitability at two existing ambulatory care projects resulting from an increase in patient visits.

     General and administrative expenses increased by $300,000 to $14.7 million for the six months ended October 31, 1997 from $14.4 million for the same period in the prior year. As a percentage of revenue, general and administrative expenses increased to 13.2% for the current year six month period compared to 12.9% during the prior year.

     Operating income decreased by $2.7 million to $6.8 million for the six months ended October 31, 1997, from $9.5 million for the prior year period. Operating margin decreased to 6.1% from 8.4%. Operating income decreased primarily due to the net gross profit decrease, as discussed above.

     Interest expense increased by $248,000, to $3,016,000 for the six months ended October 31, 1997, from $2,768,000 for the six months ended October 31, 1996.

     Interest income decreased by $551,000, to $658,000 for the six months ended October 31, 1997 from $1,209,000 for the six months ended October 31, 1996.
This decrease is due to a decrease in cash available for short-term investment as a result of the BCBSNJ health center acquisition completed in February 1997.

     The effective income tax rates of 35.0% for the six months ended October 31, 1997 and 37.6% for the six months ended October 31, 1996 represent the combined federal and state income tax rates adjusted as necessary.

     Net earnings decreased by $2.6 million or $0.19 per share to $2.2 million or $0.16 per share, from $4.8 million or $0.35 per share for the six months ended October 31, 1997 and 1996, respectively.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

                        LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended October 31, 1997, operations used $15.0 million in cash. This represents a $10.7 million increase in cash used by operations compared with the $4.3 million used by operations during the prior year six month period.

     This increase in cash used by operations is primarily due to (i) a decrease in net earnings of $2.6 million, (ii) a $3.5 million comparative decrease in cash related to accounts payable resulting from the timing of payments to vendors, and (iii) a $4.6 million comparative decrease in cash related to accrued salaries and benefits resulting from the timing of pay dates and associated benefit costs.

     At April 30, 1997 and October 31, 1997, the Company had accounts receivable from the District of Columbia amounting to $12.0 million and $13.5 million, respectively, related to its Medicaid services contract. The receivable has increased since April 30, 1997 primarily resulting from delayed payment for newborn enrollees. Since April 30, 1997, there has been a reduction in claims payable -medical services resulting from the 17% decrease in member months at CHP.

     Investing activities provided $12.0 million in cash during the six months ended October 31, 1997, compared to a use of $6.1 million during the prior year period, a change of $18.1 million. The current period includes $16.4 million in cash provided by the Company's disposition of its interest in the REIT, which purchased the primary care facilities in New Jersey from BCBSNJ, and the REIT's repayment of notes payable due the Company. In addition, during the current period the Company paid $1.6 million in connection with the HIP transaction and received $2.1 million upon the sale of certain items of property and equipment.

     Financing activities used $1.8 million in cash during the six months ended October 31, 1997, compared to $0.8 million during the prior year period, a change of $1.0 million. The current year period includes proceeds of (i) $2.6 million related to the sale of stock to a private investor, (ii) $2.1 million related to the net repayment of receivables from officers primarily related to the retirement of the CEO, and (iii) $1.2 million from the exercise of stock options. The current period also includes a use of cash in the amount of $6.2 million related to repayments on the revolving promissory note.

     To finance the HIP transaction, pay related expenses and provide future working capital, the Company obtained a $75 million collateralized credit facility (the "Credit Agreement") from its primary bank dated as of October 31, 1997. Under the Credit Agreement, the Company has available up to $75 million in principal amount of senior collateralized financing in the form of (i) a term facility in the principal amount of $40 million maturing in two years (the "Term Facility"), and (ii) a revolving credit facility in an aggregate principal amount of up to $35 million (the "Revolving Facility").

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

     The Company will be required to make quarterly amortization payments in connection with the Term Facility. Amounts outstanding under the Term Facility bear interest at LIBOR plus 5%, and amounts outstanding under the Revolving Facility bear interest at LIBOR plus 4.5%. The initial interest rates automatically increase by 0.5% in each three month period thereafter.

     The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including, but not limited to, covenants regarding the Company's capital expenditures, funded debt, intangible net worth, leverage, working capital, interest coverage and fixed charge coverage, as well as limitations on other indebtedness, mergers, acquisitions (and asset sales), other liens and investments. The Credit Agreement is collateralized by a security interest in substantially all of the Company's assets.

     Under the Credit Agreement, the loans are subject to certain mandatory prepayments of excess cashflow (as defined in the agreement), proceeds from sales of assets, and issuances of debt and equity.

     Additionally, the Company issued warrants to its primary bank to acquire 1,421,000 shares of common stock of the Company with no cost to exercise. Effective October 31, 1997, 500,150 of the warrants became immediately exercisable. The remaining 920,850 warrants are in escrow and only become exercisable if any borrowings under the Credit Agreement remain outstanding at January 31, 1998.

     The Company's pre-existing primary banking facility was superseded by this new Credit Agreement.

     The Company is actively pursuing other long-term financing alternatives, including the issuance of bonds, preferred stock, or common stock, and intends to complete a transaction for alternative long-term financing before January 31, 1998.

     The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its remaining borrowing capabilities of $26.5 million (after the November 7, 1997 advances associated with the HIP transaction) under the new Credit Agreement will be sufficient for known future capital needs of the Company, other than the long-term refinancing of the HIP transaction, which will require additional external financing as described above. In addition to the HIP transaction, there may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

                          PHP HEALTHCARE CORPORATION


PART II - OTHER INFORMATION
-------   -----------------

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        Effective October 31, 1997, the Company issued warrants to acquire common stock of the Company to its primary bank in connection with the establishment of the Company's current credit facility and advisory services related to the HIP transaction. The warrants entitle the Company's primary bank to acquire 500,150 shares of the Company's common stock at no cost. On January 31, 1998, if any borrowings under the Company's current credit agreement remain outstanding, the Company's primary bank will be entitled to warrants to acquire 920,850 additional shares of common stock at no cost. The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The 1997 annual meeting of shareholders was held on November 3, 1997. The nominees for Director elected at the meeting were as follows:

            Nominee                  For            Withheld
            -------                  ---            --------

        Jerry W. Carlton         10,341,750          290,479
        William J. Lubin         10,337,180          295,049
        John J. McDonnell        10,340,380          291,849
        Charles P. Reilly        10,334,980          297,249

        The other directors whose term of office continued after the meeting were Robert L. Bowles, Jr., Joseph G. Mathews, Jack M. Mazur, Frank L. Provato, Donald J. Ruffing and Michael D. Starr.

        At the 1997 annual meeting, the stockholders also approved (i) an amendment to the Company's certificate of incorporation (a) to increase the authorized Common Stock from 25,000,000 shares to 100,000,000 shares, (b) to increase the authorized Preferred Stock from 500,000 shares to 10,000,000 shares and (c) to authorize the Board of Directors to provide for the issuance of the shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series and to fix the designations, powers, preferences, and rights of each such series, and any qualifications, limitations or restrictions thereof, with holders of 6,063,545 shares voting for approval, holders of 862,576 shares voting against approval, and holders of 63,136 shares abstaining; and (ii) the Amended and Restated PHP Healthcare Corporation 1996 Incentive Plan, with holders of 6,053,669 shares voting for approval, holders of 823,954 shares voting against approval, and holders of 111,634 shares abstaining.

Item 5. Other Information
        -----------------

        HIP Transaction.  As previously reported in the Company's Current Report
        ---------------
on Form 8-K filed on November 17, 1997, the Company has completed the acquisition of certain health centers and related assets from HIP of New Jersey, Inc., a New Jersey health maintenance organization

                          PHP HEALTHCARE CORPORATION

-------   -----------------

("HIP"), and has entered into an exclusive long term agreement to provide health services to HIP's members on a global capitation basis. HIP is the third largest health maintenance organization in New Jersey, with approximately 200,000 members. Under its agreement with HIP, the Company will receive global capitation payments equal to a percentage of the premiums collected by HIP. The capitation rate will decrease gradually over the first five years of the contract and will remain fixed for the last 15 years of the agreement. Based upon HIP's current premium rates and enrollment, the Company is currently receiving capitation payments of approximately $30 million per month. In addition to arranging for medical care, the Company will also have delegated responsibility for certain administrative functions, including provider relations, utilization management and claims payment. The health services agreement has a 20-year term and may be renewed for successive 5-year periods. This agreement also permits HIP to buy out the contract after December 31, 2000 and prior to December 31, 2003, at a price equal to the greater of (i) the unamortized purchase price paid by the Company or (ii) the value of the agreement through the end of the initial 20-year term.

        The historical and pro forma financial information required to be filed in connection with the HIP transaction will be filed in an amendment on Form 8-K/A within 60 days after the initial report on Form 8-K was required to be filed.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) The documents required to be filed as exhibits to this report under
            Item 601 of Regulations S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

        (b) No reports on Form 8-K were filed during the three month period ended October 31, 1997.

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

                              PHP HEALTHCARE CORPORATION
                              --------------------------
                                    (Registrant)



                              By:    /s/ Anthony M. Picini
                                    ------------------------------
                                    ANTHONY M. PICINI
                                    Executive Vice President and
                                    Chief Financial Officer




Date:  December 17, 1997

                          PHP HEALTHCARE CORPORATION

                                 EXHIBIT INDEX


Exhibit        Item                                                              Page
-------        ----                                                              ----

3.1            Amended and Restated Certificate of Incorporation of PHP
               Healthcare Corporation

10.1*          PHP Healthcare Corporation Amended and Restated 1996 Incentive
               Plan

10.2**         Health Services Agreement between Pinnacle Health Enterprises,
               L.L.C. and HIP of New Jersey, Inc., dated as of July 24, 1997

10.3**         Amendment No. 1 to Health Services Agreement between Pinnacle
               Health Enterprises, L.L.C. and HIP of New Jersey, Inc., dated
               October 31, 1997

11.1           Statement re: Computation of per share earnings for the three
               months and six months ended October 31, 1997 and 1996             25

15.1           Letter of Coopers & Lybrand, L.L.P. regarding unaudited interim   26
               financial statements

27             Financial Data Schedule                                           27

* Filed as Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 7, 1997 and incorporated herein by reference.

** The Company has filed an application with the Securities and Exchange Commission seeking confidential treatment of certain portions of this document.