Form 10-Q
period 1998-01-31
PHP HEALTHCARE CORP
filed 1998-03-17
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549
                               -----------------
                                   FORM 10-Q
(Mark One)
  __
 /X/  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
 --
Exchange Act of 1934


For the quarterly period ended January 31, 1998.

  __
 / /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
 --
Exchange Act of 1934

For the transition period from               to
                               -------------    ---------------


                        Commission file number 0-16235

                          PHP HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          54-1023168
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                           Identification No.)

                  11440 COMMERCE PARK DRIVE, RESTON, VA 20191
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

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

Common stock, par value $.01 per share, outstanding as of January 31, 1998, 11,486,532 shares.

                                     INDEX
                                                                  PAGE
                                                                  ----

PART I - FINANCIAL INFORMATION
------------------------------
Report of Independent Accountants                                 2

Condensed Consolidated Statements of Operations                   3

Condensed Consolidated Balance Sheets                             5

Condensed Consolidated Statements of Cash Flows                   6

Notes to Condensed Consolidated Financial Statements              8

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                        16

PART II - OTHER INFORMATION                                      30

SIGNATURES                                                       31

EXHIBIT INDEX                                                    32


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the Condensed Consolidated Balance Sheet of PHP Healthcare Corporation and subsidiaries as of January 31, 1998, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month and nine month periods ended January 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                                              Coopers & Lybrand L.L.P.


Washington, D.C.
March 17, 1998

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS          NINE MONTHS
                                                                    --------------------  --------------------
                                                                      1998       1997       1998       1997
                                                                    ---------  ---------  ---------  ---------

Revenues..........................................................  $139,433   $ 50,434   $250,928   $162,280

Medical costs.....................................................   123,592     42,543    213,556    130,510
                                                                    --------   --------   --------   --------

     Gross profit.................................................    15,841      7,891     37,372     31,770

General and administrative expenses...............................     9,392      8,165     24,122     22,584
Reserve for Medicaid receivables (note 3).........................       ---      9,822        ---      9,822
Former chairman retirement package (note 9).......................       ---      2,275        ---      2,275
Restructuring charges (note 10)...................................       ---      2,550        ---      2,550
                                                                    --------   --------   --------   --------

     Operating income (loss)......................................     6,449    (14,921)    13,250     (5,461)

Other income (expense):
          Interest expense........................................    (3,366)    (1,360)    (6,382)    (4,128)
          Interest income.........................................       426        470      1,084      1,679
          Miscellaneous expense...................................      (167)       (34)      (751)       (67)
          Minority interest in (earnings) losses of subsidiaries..       184        (78)      (338)      (316)
                                                                    --------   --------   --------   --------

     Earnings (loss) before income taxes and extraordinary item...     3,526    (15,923)     6,863     (8,293)

Income tax expense (benefit)......................................     1,234     (6,021)     2,401     (3,151)
                                                                    --------   --------   --------   --------

     Earnings (loss) before extraordinary item....................     2,292     (9,902)     4,462     (5,142)

Extraordinary item, net of tax - loss on early extinguishment
   of debt (note 7)...............................................    (6,029)       ---     (6,029)       ---
                                                                    --------   --------   --------   --------

     Net loss.....................................................    (3,737)    (9,902)    (1,567)    (5,142)

Deemed dividend...................................................      (583)       ---       (583)       ---
                                                                    --------   --------   --------   --------

     Net loss available to common shareholders....................  $ (4,320)  $ (9,902)  $ (2,150)  $ (5,142)
                                                                    ========   ========   ========   ========

                                                            (continued)

See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS        NINE MONTHS
                                                        ------------------  ------------------
                                                          1998      1997      1998      1997
                                                        --------  --------  --------  --------

Basic earnings (loss) per share (note 2):
   Earnings (loss) before extraordinary
   item and deemed dividend...........................  $  0.20   $ (0.90)  $  0.39   $ (0.47)
   Deemed dividend....................................    (0.05)      ---     (0.05)      ---
                                                        -------   -------   -------   -------
      Earnings (loss) before extraordinary item.......     0.15     (0.90)     0.34     (0.47)
   Extraordinary item.................................    (0.52)      ---     (0.53)      ---
                                                        -------   -------   -------   -------
      Net loss........................................  $ (0.37)  $ (0.90)  $ (0.19)  $ (0.47)
                                                        =======   =======   =======   =======

Basic weighted average number of common shares
   outstanding........................................   11,527    11,005    11,498    10,986
                                                        =======   =======   =======   =======

Diluted earnings (loss) per share (note 2):
   Earnings (loss) before extraordinary
   item and deemed dividend...........................  $  0.16   $ (0.90)  $  0.32   $ (0.47)
   Deemed dividend....................................    (0.04)      ---     (0.04)      ---
                                                        -------   -------   -------   -------
      Earnings (loss) before extraordinary item.......     0.12     (0.90)     0.28     (0.47)
   Extraordinary item.................................    (0.42)      ---     (0.43)      ---
                                                        -------   -------   -------   -------
      Net loss........................................  $ (0.30)  $ (0.90)  $ (0.15)  $ (0.47)
                                                        =======   =======   =======   =======

Diluted weighted average number of common and
  common equivalent shares outstanding................   14,266    11,005    13,951    10,986
                                                        =======   =======   =======   =======




See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 1998 AND APRIL 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            January 31,   April 30,
                                                                                1998         1997
                                                                            ------------  ----------
ASSETS                                                                      (UNAUDITED)
Current assets:
 Cash and cash equivalents................................................     $ 24,101    $ 15,765
 Accounts receivable, net (note 3)........................................       58,818      45,800
 Pharmaceutical and medical supplies......................................        2,103       1,460
 Receivables from officers................................................        3,117       4,442
 Income tax receivable....................................................          628         882
 Deferred income taxes....................................................          539         539
 Other current assets.....................................................        4,730       4,273
                                                                               --------    --------
    Total current assets..................................................       94,036      73,161
Property and equipment, net (notes 4 and 8)...............................       56,707      58,444
Excess of cost over fair value of assets acquired, net of
  accumulated amortization of $2,352 in January
  and $1,201 in April (note 4)............................................       75,012      10,623
Intangible assets, net of accumulated amortization of $378 in January
and $35 in April (note 4).................................................        4,022       4,366
Receivables from officers.................................................          507       1,202
Note receivable...........................................................        2,000         ---
Other assets..............................................................        6,851       5,508
                                                                               --------    --------
                                                                               $239,135    $153,304
                                                                               ========    ========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
 Note payable to bank (note 5)............................................     $    ---    $  9,200
 Current maturities of notes payable - other..............................        1,804       1,716
 Accounts payable.........................................................       11,101      12,036
 Claims payable - medical services........................................       30,725       8,739
 Accrued salaries and benefits............................................       17,289      13,219
 Deferred revenue.........................................................        2,877       1,068
                                                                               --------    --------
   Total current liabilities..............................................       63,796      45,978
Notes payable - other, net of current maturities..........................        5,029       3,964
Convertible subordinated debentures.......................................       66,419      66,032
Deferred income taxes.....................................................          407       1,274
Deferred gain on sale of building.........................................          852         916
Other liabilities.........................................................          891         759
                                                                               --------    --------
   Total liabilities......................................................      137,394     118,923
                                                                               --------    --------

Minority interest (note 8)................................................        1,099       4,303
                                                                               --------    --------
Stockholders' equity:
 Preferred stock, $1,000 par value, 10,000,000 shares authorized,
   70,000 issued in January and none issued in April (note 6).............       64,283         ---
 Common stock, $.01 par value, 100,000,000 shares authorized, 14,835,017
   shares issued in January and 14,369,849 shares issued in April.........          148         144
 Additional paid-in capital (notes 5 and 6)...............................       44,772      33,946
 Note receivable from sale of stock.......................................         (900)       (900)
 Retained earnings........................................................        1,310       3,460
 Treasury stock, 3,348,485 common shares in January and 3,258,485
  common shares in April, at cost.........................................       (8,971)     (6,572)
                                                                               --------    --------
   Total stockholders' equity.............................................      100,642      30,078
Contingencies (note 11)...................................................      _______     _______
                                                                               $239,135    $153,304
                                                                               ========    ========

See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                              THREE MONTHS           NINE MONTHS
                                                                          --------------------  ----------------------
                                                                            1998       1997        1998        1997
                                                                          ---------  ---------  -----------  ---------
Cash flows from operating activities:
 Net loss...............................................................  $ (3,737)   $(9,902)    $ (1,567)  $ (5,142)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Extraordinary loss on early extinguishment of debt...................     6,029        ---        6,029        ---
   Minority interest in earnings (losses) of subsidiaries...............      (184)        78          338        316
   Depreciation and amortization........................................     3,618      1,136        6,975      3,712
   Deferred income taxes................................................     2,379     (3,778)       2,379     (3,778)
   Other items, net.....................................................       (21)       (21)          (9)       (64)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net...................     1,742     11,878      (13,018)    (1,346)
      Decrease in pharmaceutical and medical supplies...................       324        177        1,113        254
      Decrease (increase) in other current assets.......................       909       (687)       1,226     (2,348)
      Decrease (increase) in other assets...............................       252       (430)      (1,331)      (996)
      Decrease in accounts payable......................................    (7,808)    (3,499)      (9,252)    (1,473)
      Increase (decrease) in claims payable.............................    24,645     (1,219)      21,986     (4,508)
      Increase in accrued salaries and benefits.........................     4,764      1,802        2,150      3,792
      Increase in deferred revenue......................................     2,152        934        1,809        861
      Decrease in income taxes payable..................................    (1,168)    (2,845)         ---        ---
      Increase in other liabilities.....................................        21         89          133        177
                                                                          --------    -------     --------   --------
    Net cash provided by (used in) operating activities.................    33,917     (6,287)      18,961    (10,543)
                                                                          --------    -------     --------   --------

Cash flows from investing activities:
 Acquisition of property and equipment..................................    (4,087)    (2,041)      (8,988)    (8,166)
 Net proceeds from the sale of property and equipment...................       ---        ---        2,091        ---
 Acquisition of subsidiaries............................................   (28,698)       ---      (30,332)       ---
 Disposition of subsidiaries, net of cash conveyed......................       ---        ---       16,433        ---
                                                                          --------    -------     --------   --------
    Net cash used in investing activities...............................   (32,785)    (2,041)     (20,796)    (8,166)
                                                                          --------    -------     --------   --------

Cash flows from financing activities:
 Net proceeds from Series B Convertible Preferred Stock offering........    63,700        ---       63,700        ---
 Net repayments under revolving promissory notes........................    (5,462)       ---      (11,662)       ---
 Repayments on notes payable to bank....................................   (40,000)       ---      (40,000)       ---
 Repayments on notes payable............................................      (711)      (138)      (2,317)      (406)
 Debt issuance costs....................................................    (3,150)       ---       (3,150)       ---
 Receivables from officers..............................................       (95)         3        2,020       (838)
 Issuance of shares to directors........................................       ---        ---          110        ---
 Proceeds from exercise of stock options................................       106         97        1,270        454
 Proceeds from sale of stock............................................       ---        ---        2,600        ---
 Purchase of treasury shares............................................    (2,400)       ---       (2,400)       ---
                                                                          --------    -------     --------   --------
    Net cash provided by (used in) financing activities.................    11,988        (38)      10,171       (790)
                                                                          --------    -------     --------   --------

    Net increase (decrease) in cash and cash equivalents................    13,120     (8,366)       8,336    (19,499)
Cash and cash equivalents, beginning of period..........................    10,981     37,514       15,765     48,647
                                                                          --------    -------     --------   --------
Cash and cash equivalents, end of period................................  $ 24,101    $29,148     $ 24,101   $ 29,148
                                                                          ========    =======     ========   ========
                                                                                                (continued)

See accompanying notes to condensed consolidated financial statements See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (FOR THE NINE MONTHS ENDED JANUARY 31, 1998)

Acquisition of subsidiaries:
   Fair value of fixed assets acquired.............................................................            $ 15,000
   Excess of cost over fair value of assets acquired...............................................              65,463
   Other current assets acquired...................................................................               2,568
   Liabilities assumed.............................................................................             (10,237)
   Notes payable issued............................................................................             (42,462)
                                                                                                               --------
   Cash paid.......................................................................................              30,332
   Less cash acquired..............................................................................                 ---
                                                                                                               --------
   Acquisition of subsidiaries, net of cash acquired...............................................            $ 30,332
                                                                                                               ========

Disposition of subsidiaries:
   Fair value of assets sold.......................................................................            $ 22,076
   Note receivable issued..........................................................................              (2,000)
   Capital contributions of other shareholders in subsidiaries.....................................              (3,542)
                                                                                                               --------
   Cash received...................................................................................              16,534
   Less cash conveyed..............................................................................                (101)
                                                                                                               --------
   Disposition of subsidiaries, net of cash conveyed...............................................            $ 16,433
                                                                                                               ========

Other non-cash activities:
   Warrants issued in connection with credit facility..............................................            $  6,850

   Property and equipment acquired under capital lease.............................................               2,773

   Notes payable issued for prepaid insurance......................................................                 697

   Preferred Stock discount........................................................................               6,300

   Deemed dividend, accretion of Preferred Stock discount..........................................                 583




See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1998
                                  (UNAUDITED)

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

     (B)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Both standards only require additional disclosure and therefore will not have any effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and will be adopted by the Company and reflected in the Company's interim financial statements effective fiscal year end 1999. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will be adopted by the Company and reflected in the Company's financial statements effective fiscal year end 1999.

(2)  EARNINGS PER SHARE

     Effective with the financial statements for the current fiscal period ended January 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). It requires companies to present basic and diluted earnings per share ("EPS"), instead of the primary and fully diluted EPS that was previously required, for each period presented in the consolidated financial statements, including restatement of all prior period per share amounts. Basic EPS is computed by dividing net income from continuing operations, adjusted for any preferred stock dividends (whether or not paid), by the weighted average number of common shares outstanding during the period. Unlike primary EPS, basic EPS excludes the dilutive effect of stock options and warrants. Diluted EPS is calculated in the same manner as basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of stock options and warrants, and conversion of any convertible debt or securities that would have a dilutive effect on EPS. Additionally, the numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these dilutive potential common shares.



     A reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS follows:

                                                                   Three Months                    Nine Months
                                                                 ended January 31,               ended January 31,
(In thousands, except per share data)                          1998             1997           1998             1997
Numerator:                                                   --------         --------       --------         --------
  Earnings (loss) before extraordinary item
   and deemed dividend....................................   $  2,292         $ (9,902)      $  4,462         $ (5,142)
  Deemed dividend.........................................       (583)              --           (583)              --
                                                             -------------------------       -------------------------
    Numerator for basic earnings per share-earning
      (loss) before extraordinary item....................   $  1,709         $ (9,902)      $  3,879           (5,142)
Effect of dilutive securites - net interest expense
  related to convertible debt.............................          6               --             18               --
                                                             -------------------------       -------------------------
    Numerator for diluted earnings (loss) per share,
      as adjusted.........................................   $  1,715         $ (9,902)      $  3,897         $ (5,142)
                                                             =========================       =========================
Denominator:
  Weighted average number of common shares
    outstanding...........................................     11,527           11,094         11,498           11,075
  Shares held in escrow...................................         --              (89)            --              (89)
                                                             -------------------------       -------------------------
    Denominator for basic earnings (loss) per share.......     11,527           11,005         11,498           10,986

Effect of dilutive securities:
  Common share equivalents (determined using the
    "treasury stock" method) representing shares issuable
    upon exercise of stock options and warrants...........      2,628               --          2,342               --
  Assumed conversion of convertible debt..................        111               --            111               --
                                                             -------------------------       -------------------------
    Denominator for diluted earnings (loss) per share.....     14,266           11,005         13,951           10,986
                                                             =========================       =========================
Basic earnings (loss) per share:
  Earnings (loss) before extraordinary item
   and deemed dividend....................................   $   0.20         $  (0.90)      $   0.39        $   (0.47)
  Deemed dividend.........................................      (0.05)              --          (0.05)              --
                                                             -------------------------       -------------------------
    Earnings (loss) before extraordinary item.............   $   0.15         $  (0.90)      $   0.34        $  (0.47)
                                                             =========================       =========================
 Diluted earnings (loss) per share:
   Earnings (loss) before extraordinary item..............   $   0.16         $  (0.90)      $   0.32        $  (0.47)
     Deemed dividend......................................      (0.04)              --          (0.04)             --
                                                             -------------------------       -------------------------
      Earnings (loss) before extraordinary item...........   $   0.12         $  (0.90)      $   0.28        $  (0.47)
                                                             =========================       =========================

                          PHP HEALTHCARE CORPORATION

     Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include:
(i) for the quarter and nine month period ended January 31, 1998, 2.8 million shares (prior to weighting for the period since issuance) that would have resulted from the conversion of the Series B Convertible Preferred Stock,
(ii) for the quarters and nine month periods ended January 31, 1998 and 1997,
2.5 million shares that would have resulted from the conversion of the subordinated debentures, and (iii) options to purchase 520,900 shares of common stock for the quarter and nine month period ended January 31, 1998, and options to purchase 189,000 and 181,000 shares of common stock for the quarter and nine month period ended January 31, 1997. Additionally, because the quarter and nine month period ended January 31, 1997, results reflect a net loss from continuing operations, basic and diluted EPS are calculated based on the same weighted average number of shares outstanding which excludes potential common shares that would result from outstanding options and warrants.

     In February 1998 the Company's former CEO exercised 790,000 options to purchase common stock by tendering to the Company 250,000 shares of common stock that he owned.

(3)  ACCOUNTS RECEIVABLE

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

     CHP receives interim payments on an estimated basis with a final settlement occurring at the end of the contract period for the difference between amounts earned and the interim payments. The final settlement process with DCDHS and HCFA is subject to defined upper payment limits and requires an audit of CHP's activities. Due, in part, to the unique nature of these contracts, DCDHS has not undergone a final settlement process for this type of contract.

     In April 1996 the U.S. Government enacted a law, the effect of which requires the Company's contracts with DCDHS to be settled retroactively on a capitated-rate-per-enrollee basis. Prior to the enactment of the law, the terms of the contracts provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology.

     For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding amounts due for the 1992 to 1994 contract years. That process ultimately resulted in an executed agreement to settle these amounts due the Company for $18.9 million. It became evident to the Company, however, through comments in the local press, that payment had been blocked. Consequently, in light of the clearly prolonged timeframe to resolve these issues, the Company determined in the third quarter ended January 31, 1997 to recognize reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. No further resolution or final determination of the amounts due have been forthcoming from the District.

                          PHP HEALTHCARE CORPORATION

     The Company believes that a final settlement of these contracts for the periods 1992 through 1996 under the method prescribed by the new law results in amounts due the Company in excess of the $14.3 million and $12.0 million in receivables recorded at January 31, 1998, and April 30, 1997, respectively, which amounts have been consistently calculated based upon the Company's conservative interpretation of the methods in effect prior to the enactment of the new law.

(4)  ACQUISITION

     Effective October 31, 1997, the Company acquired eighteen primary care health centers located throughout the state of New Jersey from HIP of New Jersey, Inc., a New Jersey health maintenance organization ("HIP"). The total purchase price of approximately $80 million, including transaction costs and other consideration, was paid through a combination of cash on hand and bank financing (see Note 5). The Company may be required to pay HIP additional amounts based upon membership growth during the years 1997 through 2000, up to a total of $15 million. In conjunction with the purchase agreement, the Company and HIP entered into a twenty year Health Services Agreement pursuant to which the Company arranges for the provision of certain health care services to enrolled HIP beneficiaries and will receive in return global capitation payments. To enable the Company to provide health care services as promptly as possible, the Company and HIP also entered into a Network Access and Transition Agreement, whereby HIP paid the Company $5.4 million to perform various transition functions such as medical management and administrative services, and to provide HIP members access to the Company's health care network during the transition period.

     The transaction was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated, on an estimated basis, to the acquired tangible ($15 million) and identifiable intangible assets and goodwill ($65 million) and assumed liabilities based on their respective estimated fair market value. The identifiable intangible assets will be amortized on a straight-line basis over periods up to 20 years.

     The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it had occurred on May 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the aquisitions occurred on the date indicated, or which may result in the future. The pro forma results follow (in thousands, except per share data):


                                                                    Nine Months Ended     Nine Months Ended
                                                                     January 31, 1998      January 31, 1997
                                                                    -----------------     -----------------
(In thousands, except per share data)
Revenues                                                                $ 422,415              $ 424,553
Earnings (loss) before extraordinary item                                    (579)                (5,226)
Diluted earnings (loss) before extraordinary item per common share      $    (.04)             $    (.48)

(5)  NOTE PAYABLE - BANK

     To finance the HIP transaction (see Note 4), pay related expenses and provide future working capital, the Company obtained a $75 million collateralized credit facility (the "Credit Agreement") from its primary bank dated as of October 31, 1997 which superseded the pre-existing primary banking facility. Under the Credit Agreement, the Company had available up to $75 million in principal amount of senior collateralized financing in the form of
(i) a term facility in the principal amount of $40 million maturing in two years (the "Term Facility"), and (ii) a revolving credit facility in an aggregate principal amount of up to $35 million (the "Revolving Facility").

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

     In connection with the Credit Agreement the Company paid $3.0 million in fees and issued warrants to its primary bank to acquire 1,421,000 shares of common stock of the Company at no cost to exercise. Effective October 31, 1997 500,150 of the warrants became immediately exercisable and were recorded as additional paid-in capital using the market price on that day of $13.69 per share, for a total of $6.85 million. The remaining 920,850 warrants have been canceled in accordance with the terms of the warrant agreement because the entire outstanding borrowings under the Credit Agreement were repaid prior to January 31, 1998 with the proceeds of the private placement of Series B Convertible Preferred Stock (see Note 6).

     In January 1998 the Credit Agreement was amended to reflect the repayment of the entire outstanding balance from the proceeds of the private placement of the Series B Convertible Preferred Stock. The amendment primarily terminated the Term Facility, decreased the Revolving Facility to $30.0 million and currently provides for interest, at the Company's selection, at (i) 2.0% above the Eurodollar rate or (ii) 1.0% above the higher of the bank prime rate or the Federal Funds rate plus 0.5%. At January 31, 1998 there are no amounts outstanding under the Revolving Facility.

(6)  PRIVATE PLACEMENT

     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $70 million. The proceeds of the offering were used to repay the entire outstanding borrowings under a senior credit facility and to pay related issuance costs of $6.3 million. The senior credit facility was established to temporarily finance the Company's acquisition of 18 health centers from HIP (see Notes 3 and 4). The Company intended to obtain permanent financing through the issuance of debt or equity securities.

     The holders of the Series B Preferred Stock are not entitled to receive dividends and, except as provided for by law, have no voting rights. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock upon the earlier of April 1, 1998 or the date on which the registration statement relating to the resale of the common stock issuable upon conversion of the Series B Preferred Stock becomes effective. The shares of Series B Preferred Stock will automatically convert into common stock on the fifth anniversary of the date of original issuance to the extent any shares of Series B Preferred Stock remain outstanding at that time. Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the quotient of (i) $1,000 divided by (ii) the Conversion Price. Through May 31, 1998, the Conversion Price will be $25. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount ranging from 5% (beginning June 1, 1998) to 9% (on or after December 1, 1998). The maximum Conversion Price is the lesser

                          PHP HEALTHCARE CORPORATION
of (i) $30, (ii) 91% of the average of the daily low trading prices of the common stock for all trading days in March, 1999, or (iii) 91% of the average of the daily low trading prices for all trading days in September, 1999; provided, however, that the maximum Conversion Price shall not be less than $25.

     The number of shares that any holder of Series B Preferred Stock may convert in any calendar month is limited according to a sliding scale percentage of such holder's shares of Series B Preferred Stock determined by reference to the highest of the daily low trading prices during such month.

         Highest of daily low trading    Percentage convertible
             prices during month           during such month
         ----------------------------    ----------------------
             $25.00 or less                      20%
             $25.01 to $27.00                    25%
             $27.01 to $29.00                    30%
             $29.01 to $31.00                    35%
             $31.01 to $33.00                    40%
             $33.01 to $35.00                    45%
             $35.01 to $37.00                    50%
             $37.01 or more                     100%

     The number of shares which may be converted in any calendar month also includes the number of shares which might have been but were not converted during earlier calendar months.

     If at any time the Conversion Price falls below $25, upon conversion of any Series B Preferred Stock, the Company may, in lieu of the issuance of common stock, make a payment in cash in an amount equal to the value of the common stock based upon the high trading price of the common stock on the conversion date.

     The shares of Series B Preferred Stock will not be convertible into more than 2,300,000 shares of common stock (approximately 19.9% of the number of shares of common stock outstanding on October 31, 1997) (the "NYSE Cap") without obtaining shareholder approval in accordance with New York Stock Exchange listing requirements. If such shareholder approval is not obtained by May 31, 1998, the Company will be required to redeem, at a price equal to 110% of the liquidation preference of such shares, the smallest number of shares of Series B Preferred Stock which is sufficient, in the Company's reasonable judgment, such that following such redemption, conversion of the remaining shares of Series B Preferred Stock would not constitute a breach of the Company's obligations under the New York Stock Exchange Rules.

     The Company has agreed to register the shares of common stock issuable upon conversion of the Series B Preferred Stock for resale under the Securities Act of 1933 by April 1, 1998.

                          PHP HEALTHCARE CORPORATION

     Each purchaser of the Series B Preferred Stock has agreed not to offer or sell on any trading day, on a net basis, more than the following number of shares of common stock: the greater of (i) 10% of the average daily trading volume of the common stock for the five previous trading days, (ii) 10,000 shares, or (iii) 10% of the trading volume of the common stock on the day of such sale. In addition, the purchasers of the Series B Preferred Stock and their affiliates have agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities involving the common stock to hedge their investment in the Series B Preferred Stock; however, any purchaser may write call options if the call exercise price is greater than the lesser of (i) the effective Conversion Price on the day that the call is written or (ii) the closing price of the common stock on the day prior to the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion where the shares issuable upon conversion are used to cover the short sale.

     The Company intends to seek the approval of its stockholders to the issuance of common stock issuable upon conversion of the Series B Preferred Stock in accordance with its listing agreement with the New York Stock Exchange. It is presently expected that such approval will be sought at a special meeting of stockholders to be held March 31, 1998, solely for that purpose.

(7)  EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On December 30, 1997, the Company repaid $65.0 million to its primary bank which represented the then entire outstanding balance of notes payable to the bank under the Credit Agreement (see Note 4). The Company repaid the bank with the proceeds from the private placement of Series B Convertible Preferred Stock (see Note 6).

     The early extinguishment of this debt resulted in an extraordinary charge of $6.0 million for the period ended January 31, 1998, consisting of: (i) $6.85 million in cost for the 500,150 common stock warrants issued to the bank at an exercise price of zero, (ii) $3.0 million in cash fees paid to the bank, (iii) $150,000 in legal and other fees incurred related to the Credit Agreement,
(iv) reduced by $725,000 in interest expense that was recognized during the period the debt was outstanding resulting from amortization of the above cost items, and (v) net of $3.246 million in income tax benefit.

(8)  SALE OF OWNERSHIP INTEREST IN NEW JERSEY PRIMARY CARE FACILITIES

     On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owned a minority interest (the "REIT"), acquired certain primary care facilities located throughout the state of New Jersey which were formerly operated by Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ"). Concurrent with the agreement to purchase the primary care facilities, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement. The total purchase price related to these agreements, including transaction costs and other consideration, was approximately $44.7 million, of which $22.3 million was paid by the REIT. In conjunction with the REIT's acquisition of the primary care facilities, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, consisting of $16 million in short-term loans and $2 million in long-term secured loans, until permanent

                          PHP HEALTHCARE CORPORATION
financing could be obtained. Since the Company provided substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements between the Company and the REIT, the Company had consolidated the operations of the REIT since February 1997.

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

(9)  RETIREMENT OF FORMER CHAIRMAN

     On January 31, 1997, the Company's Founder, Chairman and Chief Executive Officer, Charles H. Robbins, retired. The Board of Directors provided Mr. Robbins a retirement agreement that included a one-time $2 million payment and a payment of $275,000 related to a one-year noncompetition agreement. The agreement further required Mr. Robbins to repay (by April 30, 1997) all outstanding notes receivable and accrued interest due the Company within the Senior Executive Loan Program and notes receivable related to certain life insurance policies. All outstanding amounts have subsequently been repaid. Under the agreement, Mr. Robbins had the right (through April 30, 1997) to require the Company to purchase up to 200,000 shares of his stock in the Company at the then current market price. This right expired and was not exercised by Mr. Robbins. The agreement contains additional clauses which include, among other things, a "standstill" provision and restrictions on the timing of any dispositions of Mr. Robbins' holdings in the Company.

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

                          PHP HEALTHCARE CORPORATION

     Effective January 31, 1997, the Company made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. Ongoing building and facilities management needs are being fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

(11) CONTINGENCIES

     The Company is a defendant in various legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters, and medical malpractice with an estimated possible range of loss between approximately $50,000 and $250,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at January 31, 1998.

     The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on Government Managed Care Division projects and $50,000 per incident on Commercial Managed Care Division projects.

     The Company understands on the basis of a published news report that a class action lawsuit was filed against the Company and certain current and former officers and directors of the Company in the United States Distric Court for the Central District of California on March 9, 1998, Civil Action No. 98-1658, on behalf of all persons who purchased or otherwise acquired the Company's common stock between December 11, 1995 and March 10, 1997. According to the report, the Complaint alleges that the Company issued false and misleading financial statements and press releases concerning the Company's income and earnings, including the results of the Company's wholly-owned HMO subsidiary, Chartered Health Plan. The Company has not seen a copy of the Complaint, but intends to vigorously defend the lawsuit if and when it is served with the Complaint.

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

     Revenue from the Commercial Managed Care Division has grown, in part as a result of acquisitions, to $134.9 million or 58.1% of total revenues in 1997 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated health care delivery networks applied in whole or in part to: (i) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population, (ii) the Company's statewide Integrated System of Care ("ISOC") in New Jersey which contracts to provide services with HMOs and insurance companies, (iii) family health centers which are operated on a contract basis for large employers, and
(iv) the Company's participation in Connecticut Health Enterprises ("CHE"), a provider sponsored integrated health care delivery network in Fairfield County, which functions as an alliance between PHP, St. Vincent's Hospital, Fairfield County physicians, and other hospitals and ancillary providers, and is marketed as a total health care delivery system to insurers, HMOs, and government agencies. The Company is compensated for its commercial managed health care services in a variety of methodologies, including capitation, cost plus fee, percentage of revenue, percentage of savings, fee-for-service, or some combination of the foregoing.

     In January 1998 the Company terminated its involvement with CHE. This ISOC was not developing market share as quickly as the original business plan projected which caused concern among the local market joint venture partners. Consequently, the Company and the local market joint venture partners concurred to allow local management to assume responsibility for the enterprise at this time, consistent with the intentions of the original business plan, but at an accelerated timeframe. The value of the Company's 30% ownership interest in CHE remains under negotiation.

     Effective October 31, 1997, the Company completed the acquisition of 18 health centers and related assets from HIP of New Jersey, Inc. ("HIP") for approximately $80 million (including related costs). HIP is a New Jersey not-for-profit health maintenance organization. In connection with the transaction, the Company also entered into a Health Services Agreement with HIP pursuant to which the Company will arrange for the provision of health care services for approximately 200,000 HIP members over the next 20 years on an exclusive, globally capitated basis.

     To finance the transaction, pay related expenses and provide future working capital, the Company obtained a $75 million secured credit facility from its primary bank. The credit facility was in the form of (i) a term facility in the principal amount of $40 million maturing in two years and (ii) a revolving credit facility in the principal amount of $35 million.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in proceeds to the Company of $70.0 million. The proceeds of the offering were used to repay outstanding borrowings under the secured credit facility and to pay related issuance costs of $6.3 million.

     Revenue from the Government Managed Care Division decreased slightly from a peak of $116.4 million in 1992 to $97.4 million in 1997. Operations in this division consist of health care services provided to government agencies across a diverse scope of service groups including ambulatory care, medical staffing, mental health, and total managed care. The Company generally performs these services under unit-price, fixed-price, cost-reimbursement-plus-fee, and fixed-rate-labor hour contracts.

     The Company's revenue increased from $118.0 million in 1992 to $232.3 million in 1997. Gross profit margins increased to 18% and 19% in 1997 and 1996, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company incurred a net loss of $4.1 million in 1997 after earning net income of $9.1 million and $952,000 in 1996 and 1995, respectively.

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

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                                             Three Months                   Nine Months
                                                            ended January 31,             ended January 31,
                                                       ----------------------------  ----------------------------
                                                           1998           1997           1998           1997
                                                       -------------  -------------  -------------  -------------
Revenues.............................................         100.0%         100.0%         100.0%         100.0%
Medical costs........................................          88.7           84.3           85.1           80.4
                                                       -------------  -------------  -------------  -------------
Gross profit.........................................          11.3           15.7           14.9           19.6
General and administrative expenses..................           6.7           16.2            9.6           13.9
Reserve for Medicaid receivables.....................           ---           19.4            ---            6.0
Former chairman retirement package...................           ---            4.5            ---            1.4
Restructuring charges................................           ---            5.1            ---            1.6
                                                       -------------  -------------  -------------  -------------
Operating income (loss)..............................           4.6          (29.5)           5.3           (3.3)
Other expense........................................          (2.1)          (2.0)          (2.6)          (1.8)
                                                       -------------  -------------  -------------  -------------
Earnings (loss) before income taxes
   and extraordinary item............................           2.5          (31.5)           2.7           (5.1)
Income tax expense (benefit).........................           0.9          (11.9)           1.0           (1.9)
                                                       -------------  -------------  -------------  -------------
Earnings (loss) before extraordinary item............           1.6          (19.6)           1.7           (3.2)
Extraordinary item, net of tax - loss on early
   extinguishment of debt............................          (4.3)           ---           (2.4)         -----
                                                       -------------  -------------  -------------  -------------
Net loss.............................................          (2.7)         (19.6)          (0.7)          (3.2)
Deemed dividend......................................          (0.4)           ---           (0.2)           ---
                                                       -------------  -------------  -------------  -------------
Net loss available to common shareholders............          (3.1)%        (19.6)%         (0.9)%         (3.2)%
                                                       =============  =============  =============  =============


                             RESULTS OF OPERATIONS

              THE THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
             ----------------------------------------------------
                    THE THREE MONTHS ENDED JANUARY 31, 1997
                    ---------------------------------------

     The following table indicates revenue by the Company's divisions and the related percentage of total revenue:

                             January 31, 1998     January 31, 1997
                             -----------------    ---------------
                             Revenue    % of      Revenue   % of
Division:                    (000's)    Total     (000's)   Total
-------------------------    --------   -----     -------   -----
Commercial Managed Care      $123,364    88.5     $27,624    54.8
Government Managed Care        16,069    11.5      22,810    45.2
                             --------   -----     -------   -----

Total                        $139,433   100.0     $50,434   100.0
                             ========   =====     =======   =====

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Company's revenue more than doubled, increasing by 176.6% or $89.0 million to $139.4 million for the quarter ended January 31, 1998 compared to $50.4 million for the prior year quarter. This increase in revenue was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     Commercial Managed Care Division revenue increased more than fourfold, or $95.8 million, to $123.4 million for the quarter ended January 31, 1998, compared to $27.6 million for the prior year third quarter. The majority of this net increase, $91.7 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. PHE's revenue increased because of $86.1 million in new revenue resulting from operations related to the recently concluded HIP transaction and a $5.6 million increase in the existing operational revenue with Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. Another increase in revenue of $2.1 million was provided by Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO in Virginia, resulting from a 44% increase in member months compared with the prior year quarter. Revenue also increased by $1.5 million due to increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), resulting from the release of a windows-based version of HCC's primary software product.

     Government Managed Care Division revenue decreased by $6.7 million or 29.4%, to $16.1 million for the quarter ended January 31, 1998, compared to $22.8 million for the prior year third quarter. The majority of this net decrease, in the amount of $8.4 million, resulted from the completion of one total managed care correctional facilities project, three ambulatory care projects and two mental health projects on various dates since the beginning of the prior year third quarter. A further decrease in revenues of $2.2 million is due to the Company's decision during the third quarter of fiscal 1997 to terminate its long-term care line of business. These revenue decreases were partially offset by a $1.8 million increase in revenue on a medical staffing project resulting from an increase in the scope of services being provided, a $1.1 million increase in revenue on a total managed care correctional facilities project resulting from an increase in the scope of services being provided, and a $1.0 million increase in revenue resulting from one medical staffing and two total managed care projects which commenced operations since the beginning of the prior year third quarter.

     The Company's gross profit increased by $7.9 million, to $15.8 million for the quarter ended January 31, 1998, compared to $7.9 million for the prior year third quarter. As a percentage of revenue, gross profit decreased to 11.3% for the current year third quarter compared to 15.7% for the same period in the prior year. This decrease in gross profit as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which has a lower gross profit as a percentage of revenue. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Commercial Managed Care Division gross profit increased by $9.4 million, from $6.0 million during the prior year quarter ended January 31, 1997, compared to $15.4 million for the current year third quarter. The majority of this net increase, $9.0 million, resulted from an increase in operations at PHE, as discussed above. An additional gross profit increase of $1.4 million resulted from the increase in software sales at HCC, related to the new windows-based software version.

     The Government Managed Care Division gross profit decreased by $1.5 million, from $1.9 million during the prior year quarter ended January 31, 1997, compared to $0.4 million for the current year third quarter. The majority of this net decrease, in the amount of $0.7 million, resulted from the completion of several projects detailed above. An additional $0.6 million of the net decrease resulted from an increase in secondary care costs at one total managed care correctional facilities project.

     General and administrative expenses increased by $1.2 million to $9.4 million for the quarter ended January 31, 1998 from $8.2 million for the prior year third quarter. As a percentage of revenue, general and administrative expenses decreased to 6.7% for the current year third quarter compared to 16.2% during the prior year third quarter. This decrease in general and administrative expenses as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which did not require a corresponding increase in general and administrative expenses. This $1.2 million increase in general and administrative expenses in reflective of the significant growth in the Company's business since the prior year third quarter.

     During the third quarter ended January 31, 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding these amounts. During February 1997, that process ultimately resulted in an agreement to settle these receivables due the Company for an amount significantly in excess of what the Company had recorded. Subsequently, however, it became evident to the Company, through comments in the local press, that payment had been blocked. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. However, in light of the clearly prolonged timeframe to resolve these issues, the Company determined to recognize this reserve. No further resolution or final determination of the amounts due have been forthcoming from the District.

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

     Effective January 31, 1997, the Company made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. The elimination of these activities allows the Company to concentrate its resources and energy on its core missions. Ongoing building and facilities management needs are being fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

     Operating income increased by $21.3 million to $6.4 million for the quarter ended January 31, 1998, from an operating loss of $14.9 million for the prior year third quarter. Operating margin increased to 4.6% from a loss of 29.5%. Operating income increased primarily due to the net gross profit increase and the one-time charges incurred during the prior year third quarter as discussed above.

     Interest expense increased by $2.0 million, to $3.4 million for the quarter ended January 31, 1998, from $1.4 million for the quarter ended January 31, 1997. The increase is due to the interest expense incurred on the amounts outstanding under the credit facility entered into to finance the HIP transaction. As described in the footnotes to the financial statements and in the "Liquidity and Capital Resources" section, that debt was repaid during the third quarter ended January 31, 1998 with the proceeds from the sale of the Series B Convertible Preferred Stock.

     Interest income decreased by $44,000, to $426,000 for the quarter ended January 31, 1998 from $470,000 for the quarter ended January 31, 1997.

     The effective income tax rates of 35.0% in the third quarter of fiscal 1998 and 37.8% in the third quarter of fiscal 1997 represent the combined federal and state income tax rates adjusted as necessary.

     Earnings before extraordinary item increased by $12.2 million or $1.06 per share, to $2.3 million or $0.16 per share, from a loss of $9.9 million or $0.90 per share based on 14,266,000 and 11,005,000 diluted weighted average shares outstanding for the quarters ended January 31, 1998 and 1997, respectively.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     During the third quarter ended January 31, 1998, the Company incurred an extraordinary loss on early extinguishment of debt of $6.0 million, or $0.42 per share on a diluted basis. This extraordinary loss resulted from the repayment of the entire outstanding borrowings under a credit facility which was used to finance the Company's October 31, 1997 transaction with HIP. This credit facility was repaid with the $63.7 million in net proceeds resulting from the Company's December 1997 private placement of 70,000 shares of its Series B Convertible Preferred Stock. The Company incurred $3.0 million in cash bank fees, $6.85 million in non-cash fees related to stock warrants issued to the bank, and $150,000 in other related expenses to secure the credit facility. The $6.0 million extraordinary item represents the complete write-off of these credit facility costs after recognizing $725,000 as interest expense for the period borrowings were outstanding under the facility, and after $3.246 million in income tax effect.

     During the third quarter ended January 31, 1998, the Company recorded a preferred stock non-cash deemed dividend of $583,000 or $0.04 per share on a diluted basis. This dividend results from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over a twelve month period from 5% to a maximum of 9% by December 1998. This discount is being recognized ratably as a non-cash deemed dividend over the applicable twelve month period. For the current quarterly period, $583,000 represents one month of accretion of the discount.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


                             RESULTS OF OPERATIONS

              THE NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
              --------------------------------------------------
                    THE NINE MONTHS ENDED JANUARY 31, 1997
                    --------------------------------------


     The following table indicates revenues by the Company's divisions and the related percentage of total revenues:

                           January 31, 1998   January 31, 1997
                           -----------------  -----------------
                            Revenues   % of    Revenues   % of
Division:                   (000's)    Total   (000's)    Total
-------------------------  ---------   -----  ---------   -----
Commercial Managed Care     $200,425    79.9   $ 86,925    53.6
Government Managed Care       50,503    20.1     75,355    46.4
                            --------   -----   --------   -----

Total                       $250,928   100.0   $162,280   100.0
                            ========   =====   ========   =====


     The Company's revenue increased by 54.6% or $88.6 million to $250.9 million for the nine months ended January 31, 1998 compared to $162.3 million for the prior year period. This increase in revenue was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     Commercial Managed Care Division revenue more than doubled, increasing by $113.5 million or 130.6%, to $200.4 million for the nine months ended January 31, 1998, compared to $86.9 million for the same period during the prior year. The majority of this net increase, $105.9 million, is attributable to the Company's wholly owned subsidiary, PHE, which operates in the state of New Jersey. This increase is the result of $85.6 million in new operational revenue and $5.4 million in transition revenue related to the recently concluded HIP transaction, and a $15.0 million increase in the existing operational revenue with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. VACHP's revenue increased by $6.6 million resulting from a 53% increase in member months compared with the same period in the prior year. Additional revenue increases totaling $8.4 million occurred as follows: (i) a $5.3 million increase in revenue from the Company's ISOC development, management, and operations related to its strategic ventures in Connecticut, Louisiana and Georgia, (ii) a $2.0 million increase in revenue resulting from a growth in activity at the Company's various employer health centers under management for Bethlehem Steel, GTE, and Northwestern Steel and Wire, and (iii) a $1.1 million increase in sales at the Company's wholly owned subsidiary, HCC, resulting from the release of a windows based version of its primary software product.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     These Commercial Managed Care Division revenue increases were partially offset by a decrease in revenue at Chartered Health Plan, Inc. ("CHP"), the Company's wholly owned Medicaid HMO in the District of Columbia. CHP's revenue decreased by $7.8 million resulting from a 12.5% decrease in member months compared with the same period in the prior year and a 14.6% reduction in the contractual premium rate effective November 1, 1996.

          Government Managed Care Division revenue decreased by $24.9 million or 33.0%, to $50.5 million for the nine months ended January 31, 1998, compared to $75.4 million for the prior year nine month period. The majority of this net decrease, or $24.5 million, resulted from the completion of five ambulatory care projects, three mental health projects and one total managed care correctional facilities project on various dates since the beginning of the prior year nine month period. A further decrease in revenue of $13.2 million is due to the Company's decision during the third quarter of fiscal 1997 to terminate its long-term care line of business. These revenue decreases were partially offset by a $4.9 million increase in revenue on one total managed care correctional facilities project resulting from an increase in the scope of services being provided, and a $1.9 million increase in revenue attributable to an increase in the scope of services and/or an increase in volume at four ambulatory care projects and one medical staffing project. In addition, a $3.6 million increase is due to one medical staffing project which commenced operations since the beginning of the prior year nine month period, and a $2.6 million increase is due to one ambulatory care project, one medical staffing project, one mental health project, and two total managed care projects which commenced operations since the beginning of the prior year nine month period.

          The Company's gross profit increased by 17.6% or $5.6 million, to $37.4 million for the nine months ended January 31, 1998, compared to $31.8 million for the prior year period. As a percentage of revenue, gross profit decreased to 14.9% for the current nine month period compared to 19.6% during the prior year. This decrease in gross profit as a percentage of revenue is a result of the growth in revenue from the HIP acquisition, which has a lower gross profit as a percentage of revenue. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

     The Commercial Managed Care Division gross profit increased by $10.1 million or 41.1%, from $24.6 million during the nine months ended January 31, 1997, compared to $34.7 million for the current year nine month period. The most significant cause of this increase, in the amount of $11.3 million, resulted from the operations and transition activities related to the recently concluded HIP transaction and additional operating revenues with BCBSNJ, as discussed above. For the nine month period ended January 31, 1998, gross profit also increased by $1.3 million compared to the prior year as a result of the Company's new business venture to establish a state-wide ISOC in Louisiana for a large physician organization. Offsetting these increases was a decrease of $3.4 million at CHP resulting from the reduction in member months and contractual premium rate.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Government Managed Care Division gross profit decreased by $4.5 million or 62.5%, from $7.2 million during the prior year nine months ended January 31, 1997, compared to $2.7 million for the current year nine month period. The majority of this net decrease, in the amount of $3.5 million, resulted from the completion of several projects detailed above. An additional decrease of $1.4 million resulted from an increase in secondary care costs at a total managed care correctional facilities project. Gross profit also decreased by $0.4 million as a result of the Company's decision to terminate its long-term care line of business during the prior year third quarter. These decreases were offset by an increase of $0.5 million in gross profit related to one new ambulatory care project and two new medical staffing projects which commenced operations since the beginning of the prior year nine month period.

     General and administrative expenses increased by $1.5 million to $24.1 million for the nine months ended January 31, 1998 from $22.6 million for the same period in the prior year. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the current year nine month period compared to 13.9% during the prior year. This decrease in general and administrative expenses as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which did not require a corresponding increase in general and administrative expenses. This $1.5 million increase in general and administrative expenses in reflective of the significant growth in the Company's business since the prior year period.

     During the period ended January 31, 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding these amounts. During February 1997, that process ultimately resulted in an agreement to settle these receivables due the Company for an amount significantly in excess of what the Company had recorded. Subsequently, however, it became evident to the Company, through comments in the local press, that payment had been blocked. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District. However, in light of the clearly prolonged timeframe to resolve these issues, the Company determined to recognize this reserve. No further resolution or final determination of the amounts due have been forthcoming from the District.

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

     Effective January 31, 1997, the Board of Directors made the strategic decision to terminate the Company's facilities development and maintenance function operated out of the corporate offices through the Company's wholly owned subsidiary, Sterling Communities Corporation. The elimination of these activities will allow the Company to concentrate its resources and energy on its core missions. Ongoing building and facilities management needs are being fulfilled through outsourced vendor relationships. The Company incurred a restructuring charge of $750,000 for severance and other termination costs associated with the elimination of this function.

     Operating income increased by $18.8 million to $13.3 million for the nine months ended January 31, 1998, from an operating loss of $5.5 million for the prior year period. Operating margin increased to 5.3% from a loss of 3.3%. Operating income increased primarily due to the net gross profit increase and the one-time charges incurred in the prior year third quarter, as discussed above.

     Interest expense increased by $2.3 million, to $6.4 million for the nine months ended January 31, 1998, from $4.1 million for the nine months ended January 31, 1997. The increase is due to the interest expense incurred on the amounts outstanding under the credit facility entered into to finance the HIP transaction. As described in the footnotes to the financial statements and in the "Liquidity and Captital Resources" section, that debt was repaid during the third quarter ended January 31, 1998 with the proceeds from the sale of the Series B Convertible Preferred Stock.

     Interest income decreased by $0.6 million to $1.1 million for the nine months ended January 31, 1998 from $1.7 million for the nine months ended January 31, 1997. This decrease is due to a decrease in cash available for short-term investment as a result of the BCBSNJ health center acquisition completed in February 1997.

     The effective income tax rates of 35.0% for the nine months ended January 31, 1998 and 38.0% for the nine months ended January 31, 1997 represent the combined federal and state income tax rates adjusted as necessary.

     Earnings before extraordinary item increased by $9.6 million or $0.79 per share, to $4.5 million or $0.32 per share, from a loss of $5.1 million or $0.47 per share based on 13,951,000 and 10,986,000 diluted weighted average shares outstanding for the nine months ended January 31, 1998 and 1997, respectively.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     During the nine months ended January 31, 1998, the Company incurred an extraordinary loss on early extinguishment of debt of $6.0 million, or $0.43 per share on a diluted basis. This extraordinary loss resulted from the repayment of the entire outstanding borrowings under a credit facility which was used to finance the Company's October 31, 1997 transaction with HIP. This credit facility was repaid with the $63.7 million in net proceeds resulting from the Company's December 1997 private placement of 70,000 shares of its Series B Convertible Preferred Stock. The Company incurred $3.0 million in cash bank fees, $6.85 million in non-cash fees related to stock warrants issued to the bank, and $150,000 in other related expenses to secure the credit facility. The $6.0 million extraordinary item represents the complete write-off of these credit facility costs after recognizing $725,000 as interest expense for the period borrowings were outstanding under the facility, and after $3.246 million in income tax effect.

     During the nine months ended January 31, 1998, the Company recorded a preferred stock non-cash deemed dividend of $583,000 or $0.04 per share on a diluted basis. This dividend results from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over a twelve month period from 5% to a maximum of 9% by December 1998. This discount is being recognized ratably as a non-cash deemed dividend over the applicable twelve month period. For the current quarterly period, $583,000 represents one month of accretion of the discount.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                        LIQUIDITY AND CAPITAL RESOURCES


     During the nine months ended January 31, 1998, operations provided $19.0 million in cash. This represents a $29.5 million increase in cash provided by operations when compared with the $10.5 million used by operations during the prior year nine month period.

     This increase in cash provided by operations is primarily due to: (i) an increase in net earnings before extraordinary item of $9.0 million, (ii) a $26.5 million comparative increase in cash related to claims payable - medical services resulting from the commencement of the new HIP business in November 1997, (iii) a $6.2 million comparative increase in cash related to deferred income taxes resulting from the timing and deductibility of certain aspects of the Company's operating results, (iv) a $3.6 million comparative increase in cash related to a decrease in other current assets, and (v) a $3.3 million comparative increase in cash related to an increase in depreciation and amortization expense. These increases were reduced by comparative decreases in cash related to an $11.7 million increase in accounts receivable and a $7.8 million decrease in accounts payable.

     At April 30, 1997 and January 31, 1998, the Company had accounts receivable from the District of Columbia amounting to $12.0 million and $14.3 million, respectively, related to its Medicaid services contract. The receivable has increased since April 30, 1997 primarily resulting from delayed payment for newborn enrollees.

     Investing activities used $20.8 million in cash during the nine months ended January 31, 1998, compared to a use of $8.2 million during the prior year period, an increase in cash used by investing activities of $12.6 million. The current period includes $30.3 million in cash used for the HIP acquisition. The current period also includes $16.4 million in cash provided by the Company's disposition of its interest in the REIT, which purchased the primary care facilities in New Jersey from BCBSNJ, and the REIT's repayment of notes payable due the Company. In addition, during the current period, the Company purchased $9.0 million in property and equipment and received $2.1 million upon the sale of certain items of property and equipment.

     Financing activities provided $10.2 million in cash during the nine months ended January 31, 1998, compared to $0.8 million used during the prior year period, an increase in cash provided by financing activities of $11.0 million. The current year period includes: (i) net proceeds of $63.7 million from the sale of the Series B Convertible Preferred Stock, (ii) $40.0 million in bank term note repayments, (iii) $11.7 million in net revolving promissory note repayments, (iv) $3.1 million paid for debt issuance costs, (v) $2.6 million resulting from the sale of stock to a private investor, (vi) $2.4 million used to purchase treasury shares in connection with the BCBSNJ transaction completed in February 1997, (vii) $2.3 million in routine repayments on various notes payable, (viii) $2.0 million in net repayments of receivables from officers, primarily related to the repayment of amounts outstanding by the former CEO, and
(ix) $1.3 million in proceeds from the exercise of stock options.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     To finance the HIP transaction (see Note 4), pay related expenses and provide future working capital, the Company obtained a $75 million collateralized credit facility (the "Credit Agreement") from its primary bank dated as of October 31, 1997, which superseded the pre-existing primary banking facility. Under the Credit Agreement, the Company had available up to $75 million in principal amount of senior collateralized financing in the form of
(i) a term facility in the principal amount of $40 million maturing in two years (the "Term Facility"), and (ii) a revolving credit facility in an aggregate principal amount of up to $35 million (the "Revolving Facility"). See Note 5 for a complete description of the terms and conditions associated with this Credit Agreement.

     The Credit Agreement was intended to provide temporary financing until the Company obtained permanent financing through the issuance of debt securities or equity securities.

     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in net proceeds to the Company of $63.7 million. See
Note 6 for a complete description of the terms and conditions associated with this preferred stock placement. The proceeds of the offering were used to repay all outstanding borrowings under the Credit Agreement. Upon repayment of the outstanding borrowings under the Credit Agreement, the Company has available under the Credit Agreement a $30 million revolving promissory note for working capital and other Company purposes.

     The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations, and its borrowing capabilities under the $30 million revolving promissory note in the Credit Agreement will be sufficient for known future capital needs of the Company. There may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

                          PHP HEALTHCARE CORPORATION

PART II - OTHER INFORMATION
-------   -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

     As previously reported in the Company's Current Report on Form 8-K filed on January 6, 1998, which is incorporated herein by reference, on December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share resulting in proceeds to the Company of $70.0 million. The Company also issued warrants to acquire 700 shares of its Series B Convertible Preferred Stock to the placement agents. The issuance of the preferred stock and the warrants are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     As previously reported on the Company's Form 10-Q for the quarterly period ended October 31, 1997, which is incorporated herein by reference, the Company's annual meeting of shareholders was held on November 3, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a) The documents required to be filed as exhibits to this report under
          Item 601 of Regulations S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

      (b) Reports on Form 8-K filed during the three month period ended January 31, 1998:

          (1) Acquisition of 18 health centers and related assets from HIP of New Jersey, Inc. ("HIP") and related agreements, filed
               November 17, 1997.

          (2) Private placement of Series B Convertible Preferred Stock and related agreements, filed January 6, 1998.

          (3) Form 8-K/A to the 8-K dated as of November 17, 1997: Repayment of outstanding borrowings using net proceeds from sale of Series B Convertible Preferred Stock, and historical and proforma financial information required in connection with the HIP transaction, filed January 20, 1998.

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

                              PHP HEALTHCARE CORPORATION
                              --------------------------
                                    (Registrant)



                              By:    /s/ Anthony M. Picini
                                    ----------------------------
                                    ANTHONY M. PICINI
                                    Executive Vice President and
                                    Chief Financial Officer



Date:  March 17, 1998

                          PHP HEALTHCARE CORPORATION

                                 EXHIBIT INDEX


Exhibit  Item                                                                      Page
-------  ----                                                                      ----
15.1    Letter of Coopers & Lybrand, L.L.P. regarding unaudited interim financial   33
        statements

27      Financial Data Schedule                                                     34
