Form 10-K/A
period 1997-04-30
PHP HEALTHCARE CORP
filed 1998-06-02
CIK 803568

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-K/A-2



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number:  0-16235



                           PHP HEALTHCARE CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                  54-1023168
         --------                                  ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)



 11440 Commerce Park Drive
    Reston, Virginia                                 20191
    ----------------                                 -----
(Address of principal office)                      (zip code)



    (Registrant's Telephone Number, Including Area Code):  (703) 758-3600


        Securities registered pursuant to Section 12(b) of the Act:



Title of each class:                  Name of each exchange on which registered:
--------------------                  ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
-----------

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

Part I, Item 1 and Part II, Items 6, 7 and 8

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

In December, 1996, PHP entered into an agreement to purchase from BCBSNJ ten primary care facilities located throughout New Jersey. Closing on this transaction occurred on February 28, 1997. The health centers serve as the cornerstone of a provider sponsored integrated health care delivery network operated on a non-exclusive basis for BCBSNJ, and other third party payors, including HMOs. These networks resemble the networks managed by PHP in Connecticut and Georgia, which align the Company with local hospitals and physician partners.

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

Prior to April 1996, the terms of the Company's contracts with the Department provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology. However, in April 1996, the United States Congress enacted legislation which required these contracts to be settled retroactively on a capitated-rate-per-enrollee or "risk" basis for the period October 1, 1991 through October 1, 1999. Following the enactment of this legislation, the Company entered into negotiations with the District of Columbia in an attempt to agree on the retroactive amounts due for the 1992 through 1994 contract periods. The Company and the District of Columbia were unable to agree on the capitation rates to be applied to the Company's contract during this period. The Company claimed that it was entitled to approximately $37.5 million in additional capitation payments, based on the capitation rates set by actuaries for the Department and the Health Care Financing Administration and actually paid by the District of Columbia to other managed care organizations during fiscal 1994. The District of Columbia, however, took the position that the Company was entitled to use capitation rates based upon a retroactive cost study completed in 1996. In February 1997, the Company and the District of Columbia agreed to settle outstanding claims related to the 1992 to 1994 contract periods for $18.9 million. Although the settlement agreement was signed by representatives of the Company and the Commission on Health Care Finance, the District of Columbia's Chief Financial Officer ("DCCFO") has refused to approve the payment. Instead, the DCCFO offered the Company $6.2 million, which is substantially less than the amount to which the Company believes it is entitled. As a result of the impasse, for the third quarter of fiscal 1997, the Company determined to recognize reserves of $9.8 million against its receivables from the District of Columbia, principally related to services provided during the 1992 to 1994 contract periods. The Company intends to pursue vigorously all remedies available to it in connection with this matter, including litigation. However there can be no assurance that such remedies will be successful. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operations.

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

Total Managed Care. PHP provides specialized comprehensive managed health care programs for maximum, medium and minimum security correctional facilities. Correctional facilities are complex and unique environments for delivering medical and mental health care services. The Company incorporates into its correctional facilities programs its understanding of how these facilities must be managed and how security and other special issues affect program design and administration. The Company was awarded a contract in July 1991 which was completed on June 30, 1997, to provide such a program for the Arkansas Department of Corrections. This unit-price contract provided for payments based on the average number of inmates per month.

In July 1996 the Company began operating a similar contract with the Maryland Department of Corrections with an initial term of one year and two one-year options.

Government Contract Backlog. As of April 30, 1997 and 1996, the approximate aggregate amounts of the remaining portions of the then current terms of the Company's government contracts and all related renewal options were $276 million and $411 million, respectively. Of the $276 million for the period ended April 30, 1997, $76 million represents the portion reasonably expected to be completed within the current fiscal year. The $276 million includes $206 million of currently unexercised renewal options. The Company has included the renewal options because the Company's experience has been that the government usually awards a health services contract for a base period of up to one year with two to four annual renewal options, and that the option periods are very typically exercised. Consequently, the full contract value is the best measure of the Company's future book of business. There can be no assurance that these contracts will not be terminated early by the government or that the renewal options under any of the Company's government contracts will be exercised. The realization of these potential revenues is dependent upon the ordering by the government entity of the estimated contract quantities and a variety of contract and other contingencies, many of which are beyond the control of the Company. See "--Government Contracting Regulation." With respect to the Company's Commercial Managed Care Division, due to the nature of these contracts, the Company does not believe that backlog is a meaningful indicator of its future results."

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

Uncertainty Relating to Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, there are currently numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the Company. See "Business-- Government Regulation."

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

Capitated Nature of Revenue

The Company provides a portion of its services on a capitated basis, and the Company intends to negotiate additional capitated agreements with managed care organizations or assume such contracts in connection with its affiliation with primary care practices. Such contracts, typically referred to as "risk sharing" contracts, are arrangements between the Company and a managed care organization under which the Company agrees to provide certain health care services, as required by members of such managed care organization, in exchange for a fixed fee per member per month. Under these contracts, the Company bears the risk that the cost of the services it is required to provide will exceed the fixed fees it is entitled to receive. In order for such risk sharing contracts to be profitable for the Company, the Company must effectively manage the utilization rate of primary care services, specialty physician services, and hospital services delivered to members of the managed care organization. There can be no assurance that the Company will receive fees under such risk sharing arrangements which will permit it to recover the costs of the health care services it will be required to provide. The percentage of revenue attributable to capitated care arrangements was 41%, 38% and 30% for the years ended April 30, 1997, 1996 and 1995, respectively. Based on existing agreements, the Company anticipates that 45-50% of revenue will result from these arrangements in the current year.

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

Limitations on Reimbursement

A major portion of the Company's revenues is derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1997, approximately 20% of the Company's revenues were derived from the Medicaid program, a cooperative state-federal program for medical assistance to the needy. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhanced operating efficiencies, or that any such enhancement of operating efficiencies would occur. See "Business-- Limitations on Reimbursement."

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

Historical Losses

The Company reported net losses of $4.0 million, $4.0 million, $9.3 million and $3.8 million for the fiscal years ended April 30, 1997, 1995, 1994 and 1993, respectively. Although the Company was profitable for the fiscal year ended April 30, 1996, there can be no assurance that it will operate profitably in the future, or have earnings or cash flow sufficient to comply with the financial covenants to which it is subject or to cover its fixed charges. As a consequence of the losses reported in fiscal 1993 and 1994, the Company failed to comply with certain financial covenants under its credit agreement. The Company obtained waivers for such noncompliance and the Company's bank modified the applicable financial covenants. In the future, any failure by the Company to comply with the financial covenants contained in its credit agreement (or in any replacement credit facility) could result in a default under such facility which could have an adverse effect on the Company's business, financial condition and results of operations.

Substantial Indebtedness

The Company's indebtedness is substantial in relation to its stockholders' equity. At April 30, 1997, the Company's total long-term debt, net of current portion, accounted for 73.6% of its total capitalization.

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

                                                                                        Year Ended April 30,
                                                                                        --------------------
                                                                        1993       1994       1995(1)(2)   1996(2)    1997(2)
                                                                        ----       ----       -------      ----       ----
                                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................          $126,026   $148,683   $197,251     $202,464   $232,369
Direct costs................................................           116,840    140,397    182,969      162,619    189,477
                                                                    ----------  ---------  ---------   ----------  ---------
 Gross profit...............................................             9,186      8,286     14,282       39,845     42,892
General and administrative expenses.........................            13,201     16,936     19,660       27,220     30,846
Reserve for Medicaid receivables............................           --         --         --           --           9,822
Former chairman retirement..................................           --         --         --           --           2,275
Restructuring charges.......................................           --         --         --           --           2,550
                                                                    ----------  ---------  ---------   ----------  ---------
 Operating income (loss)....................................            (4,015)    (8,650)    (5,378)      12,625     (2,601)
Other income (expense):
 Interest expense...........................................            (1,071)    (3,288)    (2,209)      (3,363)    (5,577)
 Interest income............................................                74        186        422        1,448      2,060
 Miscellaneous income (expense).............................              (325)      (504)     1,015           69       (222)
 Gain on sale of subsidiary stock...........................           --         --         --             2,247    --
 Minority interest in earnings (losses) of subsidiaries.....              (225)      (213)      (159)         212       (196)
                                                                    ----------  ---------  ---------   ----------  ---------
 Earnings (loss) before income taxes........................            (5,562)   (12,469)    (6,309)      13,238     (6,536)
Income tax expense (benefit)................................            (1,806)    (3,135)    (2,271)       4,100     (2,487)
                                                                    ----------  ---------  ---------   ----------  ---------
 Net earnings (loss)........................................          $ (3,756)  $ (9,334)  $ (4,038)    $  9,138   $ (4,049)
                                                                    ----------  ---------  ---------   ----------  ---------



Net earnings (loss) per common share
 Primary....................................................            $(0.38)    $(0.93)    $(0.38)       $0.68     $(0.37)
                                                                    ----------  ---------  ---------   ----------  ---------
 Fully diluted..............................................            $(0.38)    $(0.92)    $(0.38)       $0.66     $(0.37)
                                                                    ----------  ---------  ---------   ----------  ---------
Weighted average number of common shares outstanding:
 Primary....................................................             9,996     10,085     10,537       13,429     11,038
                                                                    ----------  ---------  ---------   ----------  ---------
 Fully diluted..............................................             9,996     10,117     10,537       13,873     11,038
                                                                    ----------  ---------  ---------   ----------  ---------
                                                                                        At April 30,
                                                                                        ------------
                                                                        1993       1994     1995(2)   1996(2)   1997(2)
                                                                        ----       ----     ----      ----      ----
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital...................................................      $20,753   $ 7,736  $10,433  $ 63,593  $ 29,966
Total Assets......................................................       73,821    87,111   65,570   127,579   148,373
Short-term debt...................................................        4,283     4,589    2,247       545    10,916
Long-term debt....................................................       28,888    39,643   24,454    67,529    69,996
Stockholders' equity..............................................       25,733    17,296   15,339    25,777    25,147

___________

(1) Includes $22 million of non-recurring start-up and construction revenues related to the Company's BCBSNJ project.

(2) Restated to reflect revised accounting for certain contract costs. See Note 16 to the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

Upon further review the company has revised its accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a construction contract and a management contract, which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements to account for these two contracts separately. Accordingly, the Company has also revised the following Management's Discussion and Analysis.

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

Revenues from the Commercial Managed Care Division have grown, in part as a result of acquisitions, to $135.0 million or 58.1% of total revenues in 1997 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated health care delivery networks applied in whole or in part to: (i) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population, (ii) the Company's statewide ISOC in New Jersey which contracts to provide services with HMOs and insurance companies, and (iii) family health centers which are operated on a contract basis for large employers. Also, in November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity"), formed Connecticut Health Enterprises, L.L.C. ("Connecticut Health Enterprises"), a limited liability company, for the purpose of developing a provider sponsored integrated health care delivery network in Fairfield County, Connecticut. Connecticut Health Enterprises commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. These systems of health care are marketed to insurers, HMOs, and government agencies, which contract for a total health care delivery system. In April 1996, the Company also agreed to form Georgia Health Enterprise, L.L.C., a limited liability company, with St. Mary's Health Care System, Inc., of Athens Georgia, for the purpose of developing a provider service network in Athens, Georgia. The Company is compensated for its commercial managed health care services in a variety of methodologies, including cost plus fee, percentage of revenue, percentage of savings, fee-for-service, capitation, or some combination of the foregoing.

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

The Company's revenues have increased from $118.0 million in 1992 to $232.4 million in 1997. Gross profit margins increased to 18% and 19% in 1997 and 1996, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company incurred a net loss of $4.0 million in 1997 after earning net income of $9.1 million in 1996 and a net loss of $3.8 million in 1995. The 1997 loss resulted primarily from a $9.8 million reserve for Medicaid receivables, $2.6 million in restructuring charges, and a $4.0 million charge related to the retirement of the Company's former chairman. The 1995 loss resulted primarily from a $8.0 million charge ($4.8 million, after tax) related to costs in excess of cash receipts under the BCBSNJ contracts. In 1994 and 1993 the Company incurred losses of $9.3 million and $3.8 million, respectively, due primarily to a decrease in gross profits resulting from some significant nonrecurring events including certain contract receivable write-offs, increased corporate staff costs and increased commercial business development costs.

The following table sets forth, for the years indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                         Year ended April 30,
                                                         --------------------

                                                         1997    1996    1995
                                                         ----    ----    ----
Revenues.............................................   100.0%  100.0%  100.0%

Direct costs.........................................    81.5    80.3    92.8
                                                        -----   -----   -----

Gross Profit.........................................    18.5    19.7     7.2

General and administrative expenses..................    13.3    13.4     9.9

Reserve for Medicaid receivables.....................     4.2      --      --

Former chairman retirement package...................     1.0      --      --

Restructuring charges................................     1.1      --      --
                                                         ----    ----     ---

Operating income (loss)..............................    (1.1)    6.3    (2.7)

Other income (expense)...............................    (1.7)    0.2    (0.5)
                                                        -----   -----   -----

Earnings (loss) before income taxes..................    (2.8)    6.5    (3.2)

Income tax expense (benefit).........................    (1.1)    2.0    (1.2)
                                                        -----   -----   -----

Net earnings (loss)..................................    (1.7)    4.5    (2.0)
                                                        =====   =====   =====

The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                     Year ended April 30,
                                     --------------------

                          1997                1996             1995/(1)/
                          ----                ----             ---------

                         Revenues   %     Revenues     %     Revenues    %
                         --------   -     --------     -     --------    -
Division
Government...........    $ 97,400   41.9   $ 96,424   47.6   $101,455   51.4
Commercial...........     134,969   58.1    106,040   52.4     95,340   48.3
Other................         ---    ---        ---    ---        456    0.3
                         --------  -----   --------   ----   --------   ----

 TOTAL...............    $232,369  100.0   $202,464  100.0   $197,251  100.0
                         ========  =====   ========  =====   ========  =====

(1) Includes $22 million of non-recurring start-up and construction revenues related to the Company's BCBSNJ project.

RESULTS OF OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996

The Company's revenues increased by $29.9 million or 14.8% to $232.4 million in fiscal year 1997 compared to $202.5 million for the prior fiscal year. This increase is due to a significant increase in the Commercial Managed Care Division and a slight increase in the Government Managed Care Division.

The Commercial Managed Care Division revenues increased by $29.0 million or 27.4% to $135.0 million in fiscal year 1997 compared to $106.0 million in 1996. This net increase is the result of several increases and a decrease. The largest increase in Commercial Managed Care Division revenue of $15.6 million resulted from the BCBSNJ ISOC project. Effective July 1, 1996, this business relationship was modified such that the Company began to provide services under a global capitation arrangement which significantly increased the revenues the Company earns as well as the scope of services and resultant cost of service. The second largest increase, or $13.9 million, was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995 and therefore was only operating for less than half the year during fiscal year 1996. In addition, since commencing operations, VACHP has continually increased its membership enrollment. Commercial Managed Care Division revenues also increased by $8.5 million as a result of the Company's ISOC development, management and operations related to its strategic ventures, primarily in Connecticut.

These Commercial Managed Care Division increases were offset by a decrease in revenues of $11.9 million at CHP, the Company's Medicaid HMO in the District of Columbia. CHP's revenues decreased due to a decrease in enrollment resulting in a 20.0% decrease in member months and a 14.6% decrease in the contractual premium rate effective November 1, 1996.

The Government Managed Care Division revenues increased by $1.0 million or 1.0% to $97.4 million in fiscal 1997 compared to $96.4 million in 1996. This net increase is the result of (1) a $14.3 million increase resulting from a significant new total managed care correctional facilities project which commenced operations in July 1996, (2) a $7.6 million increase resulting from two new ambulatory care projects , one new mental health project and one new medical staffing project, all of which commenced operations since the beginning of the prior fiscal year, and (3) a $1.4 million increase resulting from an increase in the number of inmates and in the per inmate reimbursement rate on an existing total managed care correctional facilities project.

These revenue increases were almost entirely offset by decreases totaling $18.2 million related to the completion of seven ambulatory care projects, three mental health projects, and one medical staffing project. The Government Managed Care Division revenues also decreased by $4.2 million as a result of the Company's restructuring decisions in the third quarter of fiscal 1997 which included the Company's decision to terminate its long-term care line of business in the Government Managed Care Division effective December 1, 1996. The results of operations for these projects since December 1, 1996 are presented on the Statement of Operations on the Restructuring Charges line item.

The Company's gross profit increased by 7.8% or $3.1 million, to $42.9 million for fiscal year 1997 compared to $39.8 million for the prior year. As a percentage of revenue, gross profit decreased to 18.5% for the current year compared to 19.7% in fiscal 1996. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

The Commercial Managed Care Division gross profit increase of $4.4 million from $29.7 million to $34.1 million resulted from: (1) a $4.5 million increase resulting from the operations of VACHP which was operational a full year in 1997 and less than half a year in fiscal 1996, as discussed above, (2) a $1.9 million increase resulting from the operations of the BCBSNJ ISOC, which became a global capitation healthcare services contract effective July 1, 1996, and (3) a $2.1 million increase resulting from increased activity in the Company's development, management, and operations related to its strategic provider-based ISOC ventures, primarily in Connecticut. These gross profit increases were reduced by a decrease of $3.6 million related to the CHP operations resulting from a 20.0% decrease in membership enrollment and a 14.6% decrease in the premium rate effective November 1, 1996.

The Government Managed Care Division gross profit decreased by $1.4 million from $10.2 million to $8.8 million due to (1) a $1.4 million decrease resulting from the completion of three mental health projects since the beginning of the fiscal year, (2) a $0.7 million decrease resulting from the re-award of an ambulatory care project requiring a different scope of services and at a reduced gross profit rate, (3) a $0.5 million decrease resulting from the completion of two ambulatory care projects, and (4) a $0.3 million decrease resulting from the Company's restructuring decisions in the third quarter of fiscal 1997 which included the Company's decision to terminate its long-term care line of business effective December 1, 1996. These gross profit decreases were tempered by an increase of $1.2 million resulting from a significant new total managed care correctional facilities project which commenced operations in July 1996, and an increase of $0.6 million resulting from the commencement of operations on one new mental health project.

General and administrative expenses increased 13.5% or $3.6 million to $30.8 million in fiscal 1997 from $27.2 million in fiscal 1996. This increase is primarily related to the Company's Commercial Managed Care Division business and is due to: (1) $1.7 million increase for additional general and administrative expenses associated with the VACHP business which commenced operations in November 1995, (2) a $1.3 million increase related to increased personnel and facility expenses at CHP, (3) $0.5 million increase in facility expenses associated with the expansion of the corporate headquarters space, and (4) $0.7 million increase in Commercial Managed Care Division development expenses. As a percentage of revenue, general and administrative expenses decreased to 13.2% for the current year compared to 13.4% in fiscal year 1996.

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

Operating income decreased by $15.3 million from $12.6 million in operating income in fiscal 1996 to $2.6 million in operating losses in fiscal 1997. Operating margin decreased to a loss of 1.1% from income of 6.2%. This decrease is primarily related to the Medicaid receivables reserve, the restructuring charges, and the retirement expense that was recognized in fiscal 1997.

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

The Company's results of operations decreased by $13.1 million from net earnings of $9.1 million to a net loss of $4.0 million for fiscal years 1996 and 1997, respectively, resulting in primary losses per share of $0.37 in 1997 ($0.37 fully diluted), compared with primary earnings per share of $0.68 ($0.66 fully diluted) in fiscal 1996.

Fiscal Year 1996 Compared to Fiscal Year 1995

The Company's revenue increased by 2.6% or $5.2 million to $202.5 million in fiscal year 1996 compared to $197.3 million for the prior fiscal year. This increase is the net result of an increase in the Commercial Managed Care Division and a decrease in the Government Managed Care Division. The fiscal 1995 Commercial Managed Care Division revenues included $22.3 million of non-recurring construction and start-up revenue on the BCBSNJ project.

Exclusive of the non-recurring construction and start-up revenue earned on the BCBSNJ project in fiscal year 1995, Commercial Managed Care Division revenue increased by $4.7 million or 48.1% to $106.9 million in fiscal 1996 compared to $102.2 million in fiscal 1995. This net increase is the result of several increases and decreases. The largest increase in Commercial Managed Care Division revenue of $13.1 million was due to an increase in operational revenue on the BCBSNJ project which commenced operations in January 1995 and was therefore operating throughout fiscal 1996 but only four months during fiscal 1995. The second largest increase in Commercial Managed Care Division revenue of $12.2 million was provided by CHP, and resulted from a 27.0% increase in member months and a 5.0% increase in the contractual premium rate which became effective January 1, 1996. Additional revenue increases were as follows: (1) a $5.1 million revenue increase resulting from revenue earned during fiscal 1996 for network development efforts related to strategic ventures in Connecticut, Georgia, and other markets, (2) a $3.0 million revenue increase resulting from the commencement of operations in November 1995 at VACHP, (3) a $3.3 million increase resulting from increased utilization at two existing integrated health care delivery network projects for large employers, (4) a $1.3 million increase resulting from increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), a case management and utilization review services company, and (5) a $1.1 million increase resulting from the commencement of operations at a new integrated health care delivery network project for a large employer in January 1995.

In addition to the Commercial Managed Care Division revenue decrease related to the construction and start-up phases of the BCBSNJ project, a revenue decrease of $2.2 million resulted from the sale of two outpatient surgery centers in September 1994, and a revenue decrease of $2 million resulting from the non-recurrence of construction and pre-operational revenues earned in the prior year related to an integrated health care delivery network project for a large employer which became operational in January 1995.

Government Managed Care Division revenue decreased by $5.0 million to $96.4 million in fiscal 1996 compared to $101.5 million in fiscal 1995. This decrease is primarily related to a $13.7 million decrease resulting from the completion of seven ambulatory care projects, a $7.1 million decrease resulting from the completion of two mental health projects, and a $3.0 million decrease resulting from the completion of four medical staffing projects. Offsetting these revenue decreases were revenue increases as follows: (1) a $5.9 million increase resulting from the commencement of operations on two new long-term care nursing home projects in June 1995, (2) a $5.3 million increase resulting from the commencement of operations on a new ambulatory care project in October 1995, (3) a $3.4 million increase resulting from the commencement of operations on a new medical staffing project in January 1995, (4) a $1.8 million increase resulting from an expanded inmate population and an increase in the contract rate on a total managed care correctional facilities project, (5) a $1.3 million increase resulting from an increased contract rate on a long-term care nursing home project, and (6) a $1.0 million increase resulting from the expansion of services and a corresponding increase in contract rate on one PRIMUS project.

The Company's gross profit increased by 178.3% or $25.5 million to $39.8 million in fiscal 1996 compared to $14.3 million in fiscal 1995. As a percentage of revenue, gross profit increased to 19.7% in fiscal 1996 compared to 7.2% in the prior fiscal year. This overall gross profit improvement resulted from a significant increase in the Commercial Managed Care Division as well as an increase in the Government Managed Care Division.

The Commercial Managed Care Division gross profit increase of $15.6 million to $29.7 million from $14.1 million was primarily from a $8.0 million charge ($4.8 million, after tax) related to costs in excess of cash receipts under a certain contract and is also attributable to a $10.5 million at CHP increase resulting from a 27.0% increase in member months and a 5.0% increase in the contractual premium rate which became effective January 1, 1996. Also, a gross profit increase of $3.9 million resulted from the commencement of activity on the operating portion of the BCBSNJ project in January 1995, and a $0.8 million increase resulted from the commencement of operations in December 1995 at VACHP. These Commercial Managed Care Division gross profit increases were tempered by a decrease of $0.8 million resulting from the sale of the remaining two outpatient surgery centers in September 1994.

The Government Managed Care Division gross profit increase of $2.4 million to $10.2 million from $7.8 million was due to (1) a $1.3 million increase resulting from an increased contract rate at a long-term care nursing home project, (2) a $1.2 million increase resulting from increased utilization, improved cost control, and higher award fee revenue at three ambulatory care projects with the Navy, (3) a $0.9 million increase resulting from an expansion of services and a corresponding increase in the contract rate on one PRIMUS project, and (4) a $0.8 million increase resulting from an expanded inmate population and an increased contract rate on a total managed care correctional facilities project. Government Managed Care Division gross profits decreased by $3.5 million due to the completion of certain projects as cited above for causing revenues to decrease.

General and administrative expenses increased 38.1% or $7.5 million to $27.2 million in fiscal 1996 from $19.7 million in the prior year. As a percentage of revenue, general and administrative expenses increased to 13.4% in fiscal 1996 compared to 9.9% during the prior year. The increase is primarily a function of the Company's commercial managed care initiatives and is due to: (1) a $2.1 million increase associated with D.C. Chartered and its growing enrollment, (2) a $2.7 million increase for additional general and administrative expenses associated with the new VACHP subsidiary, (3) a $2.0 million increase in increased corporate compensation costs related to the hiring and retention of existing and additional management personnel and support staff, and (4) a $0.5 million increase in facility expenses resulting from the Company's new expanded corporate headquarters office space.

Operating income increased from $5.4 million loss in fiscal 1995 to $12.6 million profit for the current year. Operating margin increased to 6.2% from 2.7% loss. This increase was due to the increased gross profit margins, reduced by increased general and administrative expenses.

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

Interest income increased by $1,026,000 from $422,000 in fiscal 1995 to $1,448,000 in 1996. This increase is due to the interest earned on the approximately $40 million in cash and cash equivalents currently available to the Company resulting from the sale of $69 million in convertible subordinated debentures in December 1995.

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

Net earnings increased by $13.1 million, from a $4.0 million loss, to $9.1 million, for fiscal years 1995 and 1996, respectively, resulting in primary earnings per share of $.68 in 1996 ($.66 fully diluted), compared with primary and fully diluted earnings per share of (.38) and (.38)

LIQUIDITY AND CAPITAL RESOURCES

Typically, the Company's principal sources of funds are operations and bank borrowings. In December 1995, however, the Company issued $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million. From these proceeds approximately $25 million was used to repay all the then outstanding bank debt and the Company used the remaining proceeds to fund the expansion of its Commercial Managed Care Division. At April 30, 1997, the Company had outstanding bank and other debt in the amount of $14.9 million. For a description of the material terms of these arrangements, see notes 4 and 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

For the year ended April 30, 1997, $4.4 million in cash was used by operating activities. This represents a decrease in cash provided by operations of $10.8 million compared with the $6.4 million provided by operations in the prior year. The primary cause of this decrease in cash provided by operations was a $13.2 million decrease in earnings from $9.1 million in net earnings in 1996 to a net loss of $4.0 million in 1997.

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

Financing activities provided $12.1 million in 1997 compared to $41.5 million provided by financing activities during 1996. In December 1995 the Company sold $69 million of convertible subordinated debentures resulting in net proceeds of $65.4 million. With these proceeds the Company completely repaid all of the then outstanding bank debt. The cash provided by financing activities in the current year relates to borrowings on a revolving promissory note due in August 1997.

The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its borrowing capabilities will be sufficient for known future capital needs of the Company, other than the completion of the HIP transaction, which will require additional financing. The Company intends to finance the consideration payable in connection with the HIP transaction through a combination of bank borrowings and the public or private issuance of debt or equity securities, the availability of which will depend on market conditions and other factors. In addition, there may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities. There can be no assurance that the additional financing required to complete the HIP transaction or take advantage of further expansion opportunities will be available to the Company on acceptable terms or at all. The Company has no material commitments for capital expenditures at April 30, 1997.

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


                                         PHP HEALTHCARE CORPORATION



Date: June 2, 1998                       By: /s/ Anthony M. Picini
                                         -------------------------


                                         Anthony M. Picini
                                         Executive Vice President and
                                         Chief Financial Officer

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                -------
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Accountants.............................................................................    F-2
Consolidated Balance Sheets at April 30, 1997 and 1996........................................................    F-3
Consolidated Statements of Operations for the Years Ended April 30, 1997, 1996 and 1995.......................    F-4
Consolidated Statements of Stockholders' Equity for the Years Ended April 30, 1997, 1996 and 1995.............    F-5
Consolidated Statements of Cash Flows for the Years Ended April 30, 1997, 1996, and 1995......................    F-6
Notes to Consolidated Financial Statements....................................................................    F-7
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
Schedule II-Valuation and Qualifying Accounts, Years ended April 30, 1997, 1996 and 1995......................   F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
PHP Healthcare Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of PHP Healthcare Corporation and subsidiaries as listed in the index on page F-1 of this Form 10-K as amended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     As discussed in note 16 to the consolidated financial statements, the accompanying consolidated balance sheets as of April 30, 1997 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997, have been restated to reflect revised accounting for certain contract costs.


                                                       Coopers & Lybrand, L.L.P.

Washington, D.C.
July 25, 1997

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            APRIL 30, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                    RESTATED

                                                                                                   1997           1996
                                                                                               -------------  -------------
                                           ASSETS
Current assets:
Cash and cash equivalents....................................................................      $ 15,765       $ 48,647
Accounts receivable, net (note 2)............................................................        45,800         38,802
Pharmaceutical and medical supplies..........................................................         1,460          1,039
Receivables from officers (note 12)..........................................................         4,442          3,263
Income tax receivable (note 6)...............................................................           882            410
Deferred income taxes (note 6)...............................................................         3,322            ---
Other current assets.........................................................................         4,273          3,638
                                                                                                   --------       --------
    Total current assets.....................................................................        75,944         95,799
Property and equipment, net (note 3).........................................................        58,444         22,685
Intangible assets, net of accumulated amortization of $1,236 in 1997 and $991 in 1996 (note           7,275          2,942
 1)..........................................................................................
Deferred income taxes (note 6)...............................................................           ---            543
Receivables from officers (note 12)..........................................................         1,202          1,072
Other assets (note 12).......................................................................         5,508          4,538
                                                                                                   --------       --------
                                                                                                   $148,373       $127,579
                                                                                                   ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable to bank (note 4)................................................................      $  9,200   $        ---
Current maturities of notes payable-other (note 4)...........................................         1,716            545
Accounts payable.............................................................................        12,036          9,520
Claims payable-medical services..............................................................         8,739          9,154
Accrued salaries and benefits................................................................        13,219         11,228
Deferred income taxes (note 6)...............................................................           ---          1,515
Billings in excess of costs..................................................................         1,068            244
                                                                                                   --------       --------
    Total current liabilities................................................................        45,978         32,206
Notes payable-other, net of current maturities (note 4)......................................         3,964          1,921
Convertible subordinated debentures (note 5).................................................        66,032         65,608
Deferred income taxes (note 6)...............................................................         1,274            ---
Deferred gain on sale of building (note 11)..................................................           916          1,002
Other liabilities (note 13)..................................................................           759            520
                                                                                                   --------       --------
    Total liabilities........................................................................       118,923        101,257
                                                                                                   --------       --------
Minority interest (note 11)..................................................................         4,303            545
                                                                                                   --------       --------
Stockholders' equity (notes 7, 8, 11 and 12):
Preferred stock, $.01 par value, 500,000 shares authorized, none issued......................           ---            ---
Common stock, $.01 par value, 25,000,000 shares authorized, 14,369,849 shares issued in 1997
 and 14,203,987 shares issued in 1996........................................................           144            142
Additional paid-in capital...................................................................        33,946         30,529
Note receivable from sale of stock (note 7)..................................................          (900)          (900)
Retained earnings............................................................................        (1,471)         2,578
Treasury stock, 3,258,485 common shares in 1997 and 1996, at cost............................        (6,572)        (6,572)
                                                                                                   --------       --------
    Total stockholders' equity...............................................................        25,147         25,777
Commitments and contingencies (notes 2, 4, 11, 12 and 13)....................................
                                                                                                   $148,373       $127,579
                                                                                                   ========       ========

         See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended April 30, 1997, 1996, and 1995
                     (In thousands, except per share data)
                                    RESTATED


                                                                                1997          1996          1995
                                                                            ------------  ------------  ------------
Revenues..................................................................     $232,369      $202,464      $197,251
Direct costs..............................................................      189,477       162,619       182,969
                                                                               --------      --------      --------
   Gross profit...........................................................       42,892        39,845        14,282
General and administrative expenses.......................................       30,846        27,220        19,660
Reserve for Medicaid receivables (note 2).................................        9,822           ---           ---
Former chairman retirement package (note 9)...............................        2,275           ---           ---
Restructuring charges (note 10)...........................................        2,550           ---           ---
                                                                               --------      --------      --------
   Operating income (loss)................................................       (2,601)       12,625        (5,378)
Other income (expense):
   Interest expense.......................................................       (5,577)       (3,363)       (2,209)
   Interest income........................................................        2,060         1,448           422
   Miscellaneous income (expense).........................................         (222)           69         1,015
   Gain on sale of subsidiary stock.......................................          ---         2,247           ---
   Minority interest in (earnings) losses of subsidiaries.................         (196)          212          (159)
                                                                               --------      --------      --------
   Earnings (loss) before income taxes....................................       (6,536)       13,238        (6,309)
Income tax expense (benefit)..............................................       (2,487)        4,100        (2,271)
                                                                               --------      --------      --------
   Net earnings (loss)....................................................     $ (4,049)     $  9,138      $ (4,038)
                                                                               ========      ========      ========
Net earnings (loss) per common share:
   Primary................................................................        $(.37)         $.68         $(.38)
                                                                               ========      ========      ========
                                                                                  $(.37)         $.66         $(.38)
   Fully diluted..........................................................     ========      ========      ========

Weighted average number of common shares outstanding:
   Primary................................................................       11,038        13,429        10,537
                                                                               ========      ========      ========

   Fully diluted..........................................................  ===========   ===========   ===========
                                                                                 11,038        13,873        10,537
                                                                               ========      ========      ========

         See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED APRIL 30, 1997, 1996, AND 1995
                                (In thousands)
                                   RESTATED

                                Shares    Amount  Additional     Note      Retained      Shares      Amount        Total
                                ------    ------   Paid-In    Receivable   Earnings      ------      ------    Stockholders'
                                                   Capital     From Sale   (Deficit)                               Equity
                                                   -------     Of Stock     -------                                ------
                                Common Stock                   --------                 Treasury Stock
                                ------------                                            --------------

Balances at April 30, 1994...     14,142    $141     $27,723  $      ---    $(2,522)        3,990    $(8,046)        $17,296
Shares issued to directors...        ---     ---          60         ---        ---           (26)        52             112
Exercise of stock options....          4     ---          14         ---        ---           ---        ---              14
Treasury stock issued in
 acquisition.................        ---     ---       1,079         ---        ---          (434)       875           1,954

Sale of treasury stock.......        ---     ---         497        (900)       ---          (200)       403             ---
Net earnings.................        ---     ---         ---         ---     (4,038)          ---        ---          (4,038)
                                  ------    ----     -------       -----    -------         -----    -------         -------
Balances at April 30, 1995...     14,146     141      29,373        (900)    (6,560)        3,330     (6,716)         15,338
Shares issued to directors...         21     ---         136         ---        ---           ---        ---             136
Exercise of stock options
 including related income
 tax benefits................         37       1       1,020         ---        ---           (72)       144           1,165
Net earnings.................        ---     ---         ---         ---      9,138           ---        ---           9,138
                                  ------    ----     -------       -----    -------         -----    -------         -------
Balances at April 30, 1996...     14,204     142      30,529        (900)     2,578         3,258     (6,572)         25,777
Exercise of stock options
 including related income
 tax benefits................         76       1       1,018         ---        ---           ---        ---           1,019
Shares issued in acquisition.         90       1       2,399         ---        ---           ---        ---           2,400
Net loss.....................        ---     ---         ---         ---     (4,049)          ---        ---          (4,049)
                                  ------    ----     -------       -----    -------         -----    -------         -------
Balances at April 30, 1997...     14,370    $144     $33,946       $(900)   $(1,471)        3,258    $(6,572)        $25,147
                                  ======    ====     =======       =====    =======         =====    =======         =======


         See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended April 30, 1997, 1996, And 1995
                                (In thousands)
                                   RESTATED

                                                                                        1997        1996       1995
                                                                                      ---------  ----------  ---------
Cash flows from operating activities:
   Net earnings (loss)..............................................................  $ (4,049)   $  9,138   $ (4,038)
 Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
  operating activities:
   Gain on sale of subsidiary stock.................................................       ---      (2,247)       ---
   Minority interest in earnings (losses) of subsidiaries...........................       196        (212)       159
   Depreciation and amortization....................................................     5,372       3,944      3,401
   Increase (decrease) in deferred income taxes.....................................    (3,020)      3,955     (2,424)
   Other items, net.................................................................       (86)        (83)      (378)
  Changes in operating assets and liabilities, net of effects from purchase/sale of subsidiaries:
    Increase in accounts receivable, net............................................    (6,029)    (13,123)      (511)
    Decrease (increase) in income tax receivable....................................      (471)        182      2,741
    Decrease in pharmaceutical and medical supplies.................................       209          50        264
    Increase in other current assets................................................      (636)     (1,539)      (499)
    Increase in other assets........................................................    (1,014)     (2,015)    (1,081)
    Increase (decrease) in accounts payable.........................................     2,516       2,199       (623)
    Increase (decrease) in claims payable...........................................      (415)      3,154       (388)
    Increase in accrued salaries and benefits.......................................     1,991       3,199        852
    Increase (decrease) in billings in excess of costs..............................       824        (475)    (1,465)
    Increase in other liabilities...................................................       239         247         63
                                                                                      --------    --------   --------
      Net cash provided by (used in) operating activities...........................    (4,373)      6,374     (3,927)
                                                                                      --------    --------   --------
Cash flows from investing activities:
   Acquisition of property and equipment............................................    (9,601)     (3,383)    (6,217)
   Net proceeds from the sale of property and equipment.............................       ---         ---     14,045
   Acquisition of subsidiaries, net of cash acquired (note 11)......................   (31,053)        ---       (811)
   Disposition of subsidiaries, net of cash conveyed (note 11)......................       ---         ---     10,790
   Sale of subsidiary stock.........................................................       ---       3,000        ---
                                                                                      --------    --------   --------
    Net cash provided by (used in) investing activities.............................   (40,654)       (383)    17,807
                                                                                      --------    --------   --------
Cash flows from financing activities:
   Net proceeds (repayments) under revolving promissory notes.......................  $  9,200    $(20,546)  $  6,590
   Borrowings on notes payable......................................................       241       1,918        751
   Repayments on notes payable......................................................      (568)     (5,607)   (20,845)
   Receivables from officers........................................................    (1,309)       (538)    (1,561)
   Issuance of treasury stock to directors..........................................       ---         136        112
   Proceeds from the exercise of stock options......................................     1,019         507         14
   Capital contributions from other shareholders in subsidiaries....................     3,562         ---        ---
   Distributions paid to limited partners...........................................       ---         ---       (133)
   Net proceeds from issuance of convertible subordinated debentures................       ---      65,608        ---
                                                                                      --------    --------   --------
    Net cash provided by (used in) financing activities.............................    12,145      41,478    (15,072)
                                                                                      --------    --------   --------
      Net increase (decrease) in cash and cash equivalents..........................   (32,882)     47,469     (1,192)
Cash and cash equivalents, beginning of year........................................    48,647       1,178      2,370
                                                                                      --------    --------   --------
Cash and cash equivalents, end of year..............................................  $ 15,765    $ 48,647   $  1,178
                                                                                      ========    ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest.........................................................................  $  4,987    $  1,876   $  1,922
   Income taxes.....................................................................       586          42         22
Supplemental disclosure of non-cash investing and financing activities (note 11):
   Sale of treasury stock for note receivable.......................................       ---         ---   $    900
   Forfeiture of acquisition note and corresponding excess cost over fair value of
    assets acquired.................................................................       ---         ---   $     50

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

The Company consolidates the financial statements of affiliated physician practices owned by nominee shareholders where the Company can change the nominee shareholder at its own discretion at nominal value. These affiliated practices perform healthcare services in the Company's facilities under exclusive contractual arrangements.

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

The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues were as follows: 21%, 24% and 33% for 1997, 1996 and 1995, respectively, from the federal government; 20%, 28% and 22% for 1997, 1996 and 1995, respectively, from the District of Columbia; 14%, 10% and 14% for 1997, 1996 and 1995, respectively, from Blue Cross/Blue Shield of New Jersey.


The Company's net accounts and contract settlement receivables related to the individual customers noted above are $5.3 million, $12.1 million, and $0.5 million from the federal government, the District of Columbia, and Blue Cross/Blue Shield of New Jersey, respectively, at April 30, 1997, and $6.1 million, $19.1 million, and $0.7 million at April 30, 1996, respectively.

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

(g) Intangible Assets

Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over periods of estimated benefit of 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the balance can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Intangible assets also represent costs allocated to network agreements, physician practices and other specifically identifiable assets arising from business acquisitions. These assets are amortized on a straight-line basis over their estimated useful lives which range from 3 to 4 years.

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

(2) ACCOUNTS RECEIVABLE

     Accounts receivable, net includes the following at April 30 (in thousands):

                                                                                             1997          1996
                                                                                             ----          ----
     Contract receivables:
     Billed:
     Contracts in process.............................................................      $ 9,087       $10,844
     Final billings on completed contracts............................................          168           ---
                                                                                            -------       -------
                                                                                              9,255        10,844
                                                                                            =======       =======

     Unbilled:
     Incurred costs and accrued profits...............................................       23,596        12,066
     Retainages.......................................................................          468           468
                                                                                            -------       -------
                                                                                             24,064        12,534
                                                                                            -------       -------
     Contract settlement..............................................................       21,841        14,397
     Less reserve for Medicaid receivable.............................................       (9,822)          ---
                                                                                            -------       -------
                                                                                             12,019        14,397
                                                                                            -------       -------
     Total contract receivables.......................................................       45,338        37,775
        Patient service receivables...................................................          226           276
        Other receivables.............................................................          423           945
                                                                                            -------       -------
     Total............................................................................       45,987        38,996
        Less allowance for doubtful accounts receivable...............................         (187)         (194)
                                                                                            -------       -------
     Accounts receivable, net.........................................................      $45,800       $38,802
                                                                                            =======       =======

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

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at April 30 (in thousands):

                                                                1997             1996
                                                                ----             ----
     Land.................................................... $  9,491        $  3,969
     Buildings...............................................   25,597           9,227
     Leasehold improvements..................................   13,385           7,644
     Equipment...............................................   20,509          13,363
     Furniture and fixtures..................................    4,958           4,236
     Vehicles................................................      228             182
     Construction in progress................................      126             ---
                                                              --------        --------
                                                                74,294          38,621
     Less accumulated depreciation and amortization..........  (15,850)        (15,936)
                                                              --------        --------
     Property and equipment, net............................. $ 58,444        $ 22,685
                                                              ========        ========

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

(b) Notes Payable-Other

The notes payable-other consists of the following at April 30 (in thousands):

                                                                                                             1997         1996
                                                                                                             ----         ----
     Collateralized term note of $1.4 million, interest at 10.5%, monthly payments of principal and
      interest of $31,000, due October 2000.........................................................       $ 1,079      $1,321
     Insurance note of $242,000, monthly payments of principal and interest of $25,000, interest at
      5.4%, due January 1998........................................................................           218         ---
     Obligations under capital leases, for certain equipment and fixtures, monthly payments of
      principal and interest of $58,000, interest from 4.1% to 8.4%, due February 2001..............         3,883         645
     Convertible promissory notes of $500,000, interest due annually on April 30 at 7%, convertible into common stock at $4.50 per share commencing September 1995, due September 1999 (notes
      7(b) and 11(a))...............................................................................           500         500

                                                                                                           -------      ------
     Total notes payable-other......................................................................         5,680       2,466
     Less current maturities........................................................................        (1,716)       (545)
                                                                                                           -------      ------
     Notes payable-other, net of current maturities.................................................       $ 3,964      $1,921
                                                                                                           =======      ======

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996 AND 1995

(6) INCOME TAXES

Income tax expense (benefit) consists of the following at April 30 (in thousands):

                                                                      Current        Deferred         TOTAL
                                                                      -------        --------         -----
     1997:
     Federal......................................................  $      ---        $(2,227)       $(2,227)
     State........................................................         ---           (260)          (260)
                                                                    ----------        -------        -------
                                                                    $      ---        $(2,487)       $(2,487)
                                                                    ==========        =======        =======
     1996:
     Federal......................................................  $      ---        $ 3,400        $ 3,400
     State........................................................         ---            700            700
                                                                    ----------        -------        -------
                                                                    $      ---        $ 4,100        $ 4,100
                                                                    ==========        =======        =======
     1995:
     Federal......................................................  $     (270)       $(1,775)       $(2,045)
     State........................................................         (30)          (196)          (226)
                                                                    ----------        -------        -------
                                                                    $     (300)       $(1,971)       $(2,271)
                                                                    ==========        =======        =======

Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                                      1997      1996           1995
                                                                      ----      ----           ----
     Computed "expected" tax expense (benefit)................      $(2,227)    $4,494       $(2,145)
     Increase (decrease) in income tax resulting from:
      State income tax expense (benefit), net of federal
       income taxes...........................................         (259)       434          (249)
      Non-taxable gain on sale of stock in subsidiary.........          ---       (853)          ---
      Amortization of excess cost over fair value of assets
       acquired...............................................           51         64           196
      Non-deductible items related to sale of subsidiary......          ---        ---         1,489
      Change in the valuation allowance allocated to income
       tax expense............................................          ---        ---        (1,707)
      Other...................................................          (52)       (39)          145
                                                                    -------     ------       -------
                                                                    $(2,487)    $4,100       $(2,271)
                                                                    =======     ======       =======

     Effective income tax rate................................         38.0%      31.0%         36.0%
                                                                    =======     ======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996, are as follows:

                                                                                                     1997           1996
                                                                                                     ----           ----
Deferred tax assets:
   Accounts receivable, principally due to differing recognition methods.....................       $ 1,208        $  746
   Property and equipment, principally due to difference in depreciation.....................           396           349
   Land and building, due to valuation methods...............................................           230           230
   Accrued employee benefits.................................................................         2,263         1,616
   Accrued contract and sublease losses......................................................           237           270
   State and federal net operating loss and contribution carryforwards.......................         5,330         2,725
   Alternative minimum tax credit carryforwards..............................................           361           361
                                                                                                    -------        ------
    Total gross deferred tax assets..........................................................        10,025         6,297
   Less valuation allowance..................................................................           ---           ---
                                                                                                    -------        ------
    Net deferred tax assets..................................................................       $10,025        $6,297
                                                                                                    -------        ------
Deferred tax liabilities:
   Accounts receivable, principally due to differing recognition methods.....................       $ 4,906        $6,527
   Property and equipment, principally due to difference in depreciation.....................            45            35
   Precontract costs.........................................................................         3,008           688
   Deferred lease obligations................................................................            18            19
                                                                                                    -------        ------
    Total deferred tax liabilities...........................................................       $ 7,977        $7,269
                                                                                                    -------        ------
    Net deferred income tax asset (liability)................................................       $ 2,048        $ (972)
                                                                                                    =======        ======

The valuation allowance for deferred tax assets was zero as of April 30, 1997 and 1996.

As of April 30, 1997, the Company has federal and state net operating loss carryforwards of approximately $11.6 million, available to offset future federal and state taxable income, expiring principally in fiscal years 2009 through 2012. Certain of these carryforwards have annual dollar limits. In addition, the Company has alternative minimum tax credit carryforwards of approximately $360,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

(f) Subsequent Event--Sale of Stock

On May 2, 1997, the Company sold 200,000 shares of stock at $13.00 per share to an investor in a private transaction.

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

The following is a summary of activity of the stock option plan in 1995, 1996 and 1997:


                                                                                                     Weighted
                                                                                                      AVERAGE
                                                    SHARES          PRICE            AMOUNT       Exercise Price
                                                    ------          -----            ------       --------------
Options outstanding at April 30, 1994..........     1,494,800      $ 1.95-11.25     $12,936,975   $        8.65
 Options granted in 1995.......................     2,697,200         3.04-5.94      11,793,908            4.37
 Options exercised in 1995.....................         5,000             2.875          14,375            2.88
 Options canceled in 1995......................     1,342,700        3.04-11.25      12,263,377            9.13
                                                    ---------      ------------     -----------   -------------

Options outstanding at April 30, 1995..........     2,844,300        1.95-11.25      12,453,131            4.38
 Options granted in 1996.......................       267,000        9.25-27.25       3,977,375           14.90
 Options exercised in 1996.....................       108,372        1.95-11.25         506,196            4.67
 Options canceled in 1996......................        15,378        3.04-11.25          83,745            5.45
                                                    ---------      ------------     -----------   -------------
                                                    2,987,550
Options outstanding at April 30, 1996..........                      3.00-27.25      15,840,565            5.30
 Options granted in 1997.......................       380,084       11.63-35.00       9,810,648           25.81
 Options exercised in 1997.....................        75,862        3.03-10.50         504,013            6.64
 Options canceled in 1997......................        24,676        3.04-34.13         442,970           17.95
                                                    ---------      ------------     -----------   -------------

Options outstanding at April 30, 1997..........     3,267,096      $ 3.00-35.00     $24,704,230   $        7.56
                                                    =========      ============     ===========   =============

Options exercisable at April 30, 1997..........     1,835,496                                     $        4.76
                                                    =========                                     =============

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

The Company has also granted options outside of the Plan. The following is a summary of stock option activity outside of the Plan in 1995, 1996 and 1997:


                                                                                                         Weighted
                                                                                                          AVERAGE
                                                           SHARES        PRICE         AMOUNT         Exercise Price
                                                           ------        -----         ------         --------------
Options outstanding at April 30, 1994................      85,000     $3.80-5.50     $  426,750          $    5.02
 Options granted in 1995.............................     324,286           4.50      1,459,287               4.50
 Options exercised in 1995...........................         ---            ---            ---                ---
 Options canceled in 1995............................         ---            ---            ---                ---
                                                          -------     ----------     ----------          ---------

Options outstanding at April 30, 1995................     409,286      3.80-5.50      1,886,037               4.61
 Options granted in 1996.............................         ---            ---            ---                ---
 Options exercised in 1996...........................         ---            ---            ---                ---
 Options canceled in 1996............................         ---            ---            ---                ---
                                                          -------     ----------     ----------          ---------

Options outstanding at April 30, 1996................     409,286      3.80-5.50      1,886,037               4.61
 Options granted in 1997.............................         ---            ---            ---                ---
 Options exercised in 1997...........................         ---            ---            ---                ---
 Options canceled in 1997............................         ---            ---            ---                ---
                                                          -------     ----------     ----------          ---------

Options outstanding at April 30, 1997................     409,286     $3.80-5.50     $1,886,037          $    4.61
                                                          -------     ----------     ----------          ---------

Options exercisable at April 30, 1997................     409,286                                        $    4.61
                                                          =======                                        =========

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

                                                                                        1997         1996
                                                                                        ----         ----
     Net earnings (loss)--as reported (000's)..................................       $(4,049)     $9,138
     Net earnings (loss)--pro forma (000's)....................................       $(4,960)     $9,015
     Earnings (loss) per share--as reported....................................       $  (.37)     $  .68
     Earnings (loss) per share--pro forma......................................       $  (.45)     $  .67

The weighted average fair value per share of options granted during fiscal years 1997 and 1996 was $14.73 and $7.00, respectively. The fair value of each option grant is estimated on the date of grant, based on the market price of the stock on that date which is also the option grant price using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

     Dividend Yield............................................................           0%           0%
     Expected volatility.......................................................          60%          60%
     Risk-free Interest Rate...................................................        6.03%        6.03%
     Expected Lives............................................................        5 years      5 years

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

(e) Acquisition of Primary Care Facilities and Related Network Services
Agreement

On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owns a minority interest (the REIT), acquired certain primary care facilities located throughout New Jersey formerly operated by Blue Cross and Blue Shield of New Jersey, Inc. (BCBSNJ). The total purchase price, including transaction costs and other consideration, was approximately $37.0 million, of which $22.3 million was paid by the REIT and the balance of the other consideration was provided by the Company in the form of $8.8 million in cash, $3.5 million in new lease financing, and 90,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term loans and $2 million in long-term secured loans until permanent financing is obtained. Since the Company funded substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements, the Company has consolidated the operations of the REIT since February 1997. The Company's portion of the cash consideration paid to BCBSNJ and the amounts contributed or advanced to the REIT were obtained from a combination of cash on hand, equipment lease financing, and borrowings on its bank line of credit.

This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible ($32.6 million) and identifiable intangible ($2.6 million) assets and assumed liabilities based on their respective fair market values. The identifiable intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 25 years.

On February 28, 1997, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement effective July 1, 1996, pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation. As a result of the new agreement, BCBSNJ paid the Company global capitation from July 1, 1996 amounting to $9,977,000 of additional revenue for the period July 1, 1996 through February 28, 1997, recorded in the fourth quarter of fiscal 1997. Also, under the network services agreement, the Company was responsible for all costs associated with global capitation services for the period July 1, 1996 through February 1997 resulting in incremental costs of $10,018,000, recorded in the fourth quarter of fiscal 1997. Accordingly, the results of operations under the network services agreement are included in the consolidated financial statements from July 1, 1996.

If these transactions occurred on May 1, 1995 or 1996, the effect on the Company's results of operations and net earnings would have been immaterial. Unaudited pro forma consolidated revenues of the Company would have been approximately $235 million and $211 million for the years ended April 30, 1997 and 1996, respectively.

(f) Supplemental Disclosure of Noncash Investing and Financing Activities

                                                                     1997         1996        1995
                                                                     ----         ----        ----
Acquisition of subsidiaries
 Fair value of assets acquired.................................     $36,977          ---     $ 1,343
 Excess of cost over fair value of assets acquired.............          17          ---       2,439
 Notes payable issued..........................................      (3,541)         ---      (1,017)
 Value of stock and guarantee issued...........................      (2,400)         ---      (1,954)
                                                                    -------   ----------     -------
 Cash paid.....................................................      31,053          ---         811
 Less cash acquired............................................         ---          ---         ---
                                                                    -------   ----------     -------
 Acquisition of subsidiaries, net of cash acquired.............     $31,053          ---     $   811
                                                                    =======   ==========     =======

Disposition of subsidiaries
 Fair value of assets sold.....................................         ---          ---     $ 5,964
 Write-off of excess of cost over fair value of assets.........         ---          ---      11,130
 Liabilities assumed by purchaser..............................         ---          ---      (5,721)
                                                                    -------   ----------     -------
 Cash received.................................................         ---          ---      11,373
 Less cash conveyed............................................         ---          ---        (583)
                                                                    -------   ----------     -------
 Disposition of subsidiaries, net of cash......................         ---          ---     $10,790
                                                                    =======   ==========     =======

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

(c) Commitments and Contingencies-Other

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

(16) RESTATEMENT

Upon further review the Company has revised its accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a construction contract and a management contract, which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements and related footnote disclosures to account for these two contracts separately. As a result, the fiscal year 1995 financial statements have been adjusted to reduce revenue recognized by $6.9 million for certain cost overruns related to 1995 construction and start-up activities which would have been recovered prospectively under the two combined contracts. Furthermore, the Company has recorded additional contract loss reserves of approximately $915,000 in fiscal year 1995 resulting from the contracts being accounted for separately. This revised accounting treatment also resulted in the reduction of fiscal year 1996 revenues and direct costs by approximately $900,000 and $915,000, respectively. Immaterial adjustments to revenue were also recorded in fiscal year 1997. The effects of these adjustments on net earnings and per share amounts as previously reported, were as follows:

                                                                                 1997              1996            1995
                                                                                 ----              ----            ----
Net earnings, as previously reported.................................          $(4,088)           $9,118          $   952
Adjustments, net of income taxes of $24 in 1997 and $2,807 in 1995...               39                20           (4,990)
                                                                               -------            ------          -------
Net earnings (loss), as adjusted.....................................          $(4,049)           $9,138          $(4,038)
                                                                               =======            ======          =======

Per Share Amounts:
Primary earnings (loss) per share:

Net earnings, as previously reported.................................          $ (0.37)           $ 0.68          $  0.08
Adjustments, net of tax..............................................             0.00              0.00            (0.46)
                                                                               -------            ------          -------
Net earnings (loss), as adjusted.....................................          $ (0.37)           $ 0.68          $ (0.38)
                                                                               =======            ======          =======

Fully diluted earnings (loss) per share:
Net earnings, as previously reported.................................          $ (0.37)           $ 0.66          $  0.08
Adjustment, net of tax...............................................             0.00              0.00            (0.46)
                                                                               -------            ------          -------
Net earnings (loss), as adjusted.....................................          $ (0.37)           $ 0.66          $ (0.38)
                                                                               =======            ======          =======

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 1997, 1996, AND 1995

                                                             ADDITIONS           DEDUCTIONS
                                                     ------------------------------------------
                                         BALANCE AT    CHARGED TO       CHARGED     RECEIVABLE      BALANCE
                                          BEGINNING     COSTS AND       TO OTHER   CHARGE-OFFS       AT END
                                           OF YEAR      EXPENSES        ACCOUNTS   -----------      OF YEAR
                                           ------       --------        --------                    -------
YEAR ENDED APRIL 30, 1997
Allowance for doubtful accounts
 (deducted from accounts receivable)...   $  194,025  $        ---      $    ---   $    6,580      $   187,445
Allowance for Medicaid receivables.....          ---     9,822,025/(c)/      ---          ---        9,822,025
                                          ----------  ------------      --------   ----------      -----------
                                          $  194,025   $ 9,822,025      $    ---   $    6,580      $10,009,470
                                          ==========   ===========      ========   ==========      ===========

YEAR ENDED APRIL 30, 1996
Allowance for doubtful accounts
 (deducted from accounts receivable)...   $  138,495   $    55,530      $    ---   $      ---      $   194,025
Claim allowance........................    1,900,000           ---           ---    1,900,000/(b)/         ---
                                          ----------   -----------      --------  -----------      -----------
                                          $2,038,495   $    55,530      $    ---  $ 1,900,000      $   194,025
                                          ==========   ===========      ========  ===========      ===========

YEAR ENDED APRIL 30, 1995
Allowance for doubtful accounts
 deducted from accounts receivable)....   $  186,170   $    38,132      $    ---  $    85,807/(a)/ $   138,495
Claim allowance........................    1,900,000           ---           ---          ---        1,900,000
Note receivable allowance..............      536,879      (536,879)          ---          ---              ---
Allowance for receivables from officers      650,000      (650,000)          ---          ---              ---
Deferred tax asset valuation allowance.    2,160,000    (2,160,000)          ---          ---              ---
                                          ----------   -----------      --------   ----------      -----------
                                          $5,433,049   $(3,308,747)     $    ---   $   85,807      $ 2,038,495
                                          ==========   ===========      ========   ==========      ===========

-----------

(a) Represents allowance for doubtful accounts receivable for two ambulatory surgery centers sold during fiscal year 1995.

(b) Claim was settled in September 1995 for $300,000 and the allowance and related receivable were charged off.

(c) Represents allowance for Medicaid receivables due from the District of Columbia for the 1992 to 1994 contract years.

                                  EXHIBIT INDEX



Exhibit No.      Description
-----------      -----------
3.1              Amended and Restated Certificate of Incorporation of the Company. (13)
3.2              Bylaws of the Company. (14)
4.1              Rights Agreement between the Company and Riggs National Bank, N.A., as Rights Agent, dated as of
                 April 10, 1992. (7)
10.2             Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective March
                 8, 1994. (10)
10.2A            Second Amendment to Amended and Restated Credit Agreement by and between the Company and NationsBank of Virginia, N.A., dated effective April 26, 1995. (10)
10.3             Form of Indemnification Agreements between PHP Healthcare Corporation and each of Charles H.
                 Robbins, Michael D. Starr, George E. Schafer, M.D., Jack M. Mazur, Stephen I. Frates, Ronald J.
                 Raben, David M. Thomas, Julien J. Lavoie, Paul T. Cuzmanes, George B. Randolph, Charles P. Reilly
                 and Donald J. Ruffing. (3)
*10.4            Form of "Split Dollar Agreement" entered into between PHP Healthcare Corporation and each of Charles
                 H. Robbins, Jack M. Mazur and Michael D. Starr. (9)
*10.5            Terms of Senior Executive Loan Program adopted by the Board of Directors November 5, 1992. (9)
10.8             Articles of Merger of PHP Healthcare Corporation and PHP Corporation.(1)
10.10.1          Lease Agreement between PHP Healthcare Corporation and Commerce Park Development Corporation dated
                 May 5, 1993 (relating to current executive offices of the Company at 11440 Commerce Park Drive,
                 Reston, Virginia.) (10)
10.10.1A         Amendment No. 1 to Lease Agreement dated July 14, 1994. (10)
*10.11           Employment Agreements dated May 1, 1992 by and between the Company and each of Charles H. Robbins,
                 Jack M. Mazur and Michael D. Starr. (10)
*10.12           Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan, as amended. (10)
*10.12A          PHP Healthcare Corporation 1996 Incentive Plan, filed as Annex A to the Company's 1996 Definitive
                 Proxy Statement and incorporated herein by reference.
*10.13           Stock Option Agreement by and between the Company and Julien J. Lavoie, dated as of November 26,
                 1990. (5) [Exhibit 10.21]
*10.14           Stock Option Agreement by and between the Company and Anthony M. Picini, dated as of December 4,
                 1990. (5) [Exhibit 10.22]
10.15            Provider Agreement between the District of Columbia Department of Human Services and D.C. Chartered
                 Health Plan, Inc. dated September 24, 1991. (10)
10.16            District of Columbia Medicaid Managed Care Program, Provider Agreement dated September 15, 1994 by and between the Department of Human Services and D.C. Chartered Health Plan, Inc. (11)
*10.17           Employment Agreement dated September 29, 1994 by and between the Company and John. P. Cole.
                 (12)[Exhibit 8]
*10.28           Employment Agreement dated August 1, 1994 by and between the Company and Charles P. Reilly.
                 (12)[Exhibit 6]
11               Statement re Computation of Per Share Earnings.
21               List of Subsidiaries.(14)
23               Consent of Independent Accountants.
27               Financial Data Schedule.

-----------

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

(14) Indicates an exhibit to the Company's 10-K Report (File No. 0-16235) for the period ended April 30, 1997, which is incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.