Form 10-Q/A
period 1997-01-31
PHP HEALTHCARE CORP
filed 1998-06-04
CIK 803568

                       Securities and Exchange Commission
                              Washington, DC 20549

                                 FORM 10-Q/A-8

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


                  11440 Commerce Park Drive, Reston, VA 20191
                  -------------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number including area code


                                 (703) 758-3600
                                 --------------
   Former name, former address and former fiscal year, if changed since last report.


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

The undersigned registrant hereby files this Amendment No. 8 (the "Amendment") for purposes of amending Part I, Items 1 and 2 and Part II, Item 5. The Amendment is set forth below:

                                     INDEX

                                                                PAGE
                                                                ----

PART I - FINANCIAL INFORMATION
------------------------------

Report of Independent Accountants                                 2

Condensed Consolidated Statements of Operations                   3

Condensed Consolidated Balance Sheets                             4

Condensed Consolidated Statements of Cash Flows                   5

Notes to Condensed Consolidated Financial Statements              6

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                        10

PART II - OTHER INFORMATION                                      21

SIGNATURES                                                       23

EXHIBIT INDEX

                       Report of Independent Accountants



To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the Condensed Consolidated Balance Sheet of PHP Healthcare Corporation and subsidiaries as of January 31, 1997, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month and nine month periods ended January 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of April 30, 1996, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein), and in our report dated July 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet from which it has been derived.

As discussed in note 8 to the condensed consolidated financial statements, the accompanying Condensed Consolidated Balance Sheets as of April 30, 1996 and January 31, 1997 and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month and nine month periods ended January 31, 1997 and 1996, have been restated to reflect revised accounting for certain contract costs. Additionally, the Company has corrected an error in the calculation of earnings per share for the three month and nine month periods ended January 31, 1997.


Washington, D.C.
March 31, 1997

                          PHP HEALTHCARE CORPORATION
                Condensed Consolidated Statements of Operations
          Three Months and Nine Months ended January 31, 1997 and 1996
                                  (unaudited)
                     (In thousands, except per share data)
                                   RESTATED

                                                              Three Months          Nine Months
                                                              ------------          -----------
                                                             1997       1996      1997       1996
                                                             ----       ----      ----       ----
Revenues.................................................  $ 50,843   $52,886   $162,858   $147,934

Direct costs.............................................    42,543    42,305    130,510    119,100
                                                           --------   -------   --------   --------

     Gross profit........................................     8,300    10,581     32,348     28,834

General and administrative expenses......................     8,165     7,039     22,584     20,971
Reserve for Medicaid receivables (note 2)................     9,822       ---      9,822        ---
Former chairman retirement package (note 4)..............     2,275       ---      2,275        ---
Restructuring charges (note 5)...........................     2,550       ---      2,550        ---
                                                           --------   -------   --------   --------

     Operating income (loss).............................   (14,512)    3,542     (4,883)     7,863

Other income (expense):
          Interest expense...............................    (1,360)     (979)    (4,128)    (2,076)
          Interest income................................       470       482      1,679        885
          Miscellaneous income (expense).................       (34)      (20)       (67)        49
          Gain on sale of subsidiary stock...............       ---     2,247        ---      2,247
          Minority interest in earnings of subsidiaries..       (78)      ---       (316)       ---
                                                           --------   -------   --------   --------

     Earnings (loss) before income taxes.................   (15,514)    5,272     (7,715)     8,968

Income tax expense (benefit).............................    (5,865)    1,112     (2,931)     2,554
                                                           --------   -------   --------   --------

     Net earnings (loss).................................  $ (9,649)  $ 4,160   $ (4,784)  $  6,414
                                                           ========   =======   ========   ========

Net earnings (loss) per share............................    $(0.88)    $0.31     $(0.44)     $0.48
                                                           ========   =======   ========   ========
Weighted average number of common and common
  equivalent shares outstanding..........................    11,005    13,603     10,986     13,280
                                                           ========   =======   ========   ========

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                     Condensed Consolidated Balance Sheets
                   As of January 31, 1997 and April 30, 1996
                       (In thousands, except share data)
                                    RESTATED

                                                                            January 31,   April 30,
                                                                               1997         1996
                                                                               ----         ----
ASSETS                                                                      (Unaudited)
Current assets:
 Cash and cash equivalents................................................    $ 29,148    $ 48,647
 Accounts receivable, net (note 2)........................................      40,726      38,802
 Pharmaceutical and medical supplies......................................         785       1,039
 Receivables from officers................................................       4,101       3,263
 Deferred income taxes....................................................       2,587         ---
 Other current assets.....................................................       6,395       4,048
                                                                              --------    --------
    Total current assets..................................................      83,742      95,799
Property and equipment, net...............................................      27,595      22,685
Excess of cost over fair value of assets acquired, net of
accumulated amortization of $962 in January and $810 in April.............       2,959       2,942
Deferred income taxes.....................................................       1,321         543
Receivables from officers, net............................................       1,072       1,072
Other assets..............................................................       5,440       4,538
                                                                              --------    --------
                                                                              $122,129    $127,579
                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
 Current maturities of notes payable - other..............................         574         545
 Accounts payable.........................................................       8,046       9,520
 Claims payable - medical services........................................       4,646       9,154
 Accrued salaries and benefits (notes 4 and 5)............................      15,020      11,228
 Deferred income taxes....................................................       1,322       1,515
 Billings in excess of costs..............................................       1,105         244
                                                                              --------    --------
   Total current liabilities..............................................      30,713      32,206
Notes payable - other, net of current maturities..........................       1,486       1,921
Convertible subordinated debentures.......................................      65,986      65,608
Deferred gain on sale of building.........................................         938       1,002
Other liabilities.........................................................         696         519
                                                                              --------    --------
   Total liabilities......................................................      99,819     101,256
                                                                              --------    --------

Minority interest.........................................................         862         545
                                                                              --------    --------
Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized, none issued..         ---         ---
 Common stock, $.01 par value, 25,000,000 shares authorized,
  14,272,929 shares issued in January and 14,203,987 shares in April......         143         142
 Additional paid-in-capital...............................................      30,982      30,529
 Note receivable from sale of stock.......................................        (900)       (900)
 Retained earnings........................................................      (2,205)      2,579
 Treasury stock, 3,258,485 common shares, at cost.........................      (6,572)     (6,572)
                                                                              --------    --------
   Total stockholders' equity.............................................      21,448      25,778
Contingencies (note 6)....................................................     _______     _______
                                                                              $122,129    $127,579
                                                                              ========    ========

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Cash Flows
          Three Months and Nine Months Ended January 31, 1997 and 1996
                                  (Unaudited)
                                 (In thousands)
                                    RESTATED

                                                                 Three Months          Nine Months
                                                                 ------------          -----------
                                                               1997       1996       1997       1996
                                                               ----       ----       ----       ----
Cash flows from operating activities:
 Net earnings (loss).......................................   $(9,649)  $  4,160   $ (4,784)  $  6,414
 Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
   Gain on sale of subsidiary stock........................       ---     (2,247)       ---     (2,247)
   Minority interest in earnings of subsidiaries...........        78        ---        316        ---
   Depreciation and amortization...........................     1,136      1,188      3,712      3,235
   Increase (decrease) in deferred income taxes............    (3,778)       440     (3,778)     1,882
   Other items, net........................................       (21)       (21)       (64)       (61)
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net..........    11,468     (7,776)    (1,924)   (13,499)
  Decrease in pharmaceutical and medical supplies..........       177          5        254         99
  Decrease (increase) in other current assets..............      (687)       431     (2,348)      (632)
  Increase in other assets.................................      (430)      (195)      (996)      (623)
  Increase (decrease) in accounts payable..................    (3,499)    (1,904)    (1,473)       350
  Increase (decrease) in claims payable....................    (1,219)    (1,794)    (4,508)       675
  Increase in accrued salaries and benefits................     1,802        549      3,792      1,999
  Increase (decrease) in billings in excess of costs.......       934       (583)       861        188
  Increase (decrease) in income taxes payable..............    (2,688)       ---        220        ---
  Increase (decrease) in other liabilities.................        89       (196)       177        201
                                                              -------   --------   --------   --------
   Net cash used in operating activities...................    (6,287)    (7,943)   (10,543)    (2,019)
                                                              -------   --------   --------   --------

Cash flows from investing activities:
  Acquisition of property and equipment....................    (2,041)    (1,112)    (8,166)    (2,445)
  Sale of subsidiary stock.................................       ---      3,000        ---      3,000
                                                              -------   --------   --------   --------
   Net cash provided by (used in) investing activities.....    (2,041)     1,888     (8,166)       555
                                                              -------   --------   --------   --------

Cash flows from financing activities:
 Proceeds from issuance of convertible
   subordinated debentures.................................       ---     65,831        ---     65,831
 Net repayments under revolving promissory notes...........       ---    (17,815)       ---    (20,546)
 Borrowing on notes payable................................       ---        ---        ---      1,918
 Repayments on notes payable...............................      (138)    (3,732)      (406)    (5,329)
 Receivables from officers.................................         3        (81)      (838)      (259)
 Proceeds from exercise of stock options...................        97        216        454        328
                                                              -------   --------   --------   --------
   Net cash provided by (used in) financing activities.....       (38)    44,419       (790)    41,943
                                                              -------   --------   --------   --------

   Net increase (decrease) in cash and cash equivalents....    (8,366)    38,364    (19,499)    40,479
Cash and cash equivalents, beginning of period.............    37,514      3,293     48,647      1,178
                                                              -------   --------   --------   --------
Cash and cash equivalents, end of period...................   $29,148   $ 41,657   $ 29,148   $ 41,657
                                                              =======   ========   ========   ========


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

     The Company believes that a final settlement of these contracts for the periods 1992 through 1996 under the method prescribed by the new law results in amounts due the Company in excess of the $17.6 million and $14.4 million in receivables recorded at October 31, 1996, and April 30, 1996, respectively, which amounts have been consistently calculated based upon the Company's conservative interpretation of the methods in effect prior to the enactment of the new law.

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

(8)  Restatement

Upon further review the Company has revised its accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a construction contract and a management contract which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements and related footnote disclosures to account for these two contracts separately. As a result, the fiscal year 1995 financial statements have been adjusted to reduce the revenue recognized by $6.9 million for certain cost overruns related to 1995 construction and start-up activities which would have been recovered prospectively under the two combined contracts. Furthermore, the Company has recorded additional contract loss reserves of approximately $915,000 in fiscal year 1995 resulting from the contracts being accounted for separately. This revised accounting treatment also resulted in the reduction of fiscal year
1996 revenues and direct cost by approximately $900,000 and $915,000, respectively. Immaterial adjustments to revenue were also recorded in fiscal year 1997. The effects of these adjustments on net earnings and per share amounts as previously reported, were as follows:

                          PHP HEALTHCARE CORPORATION

         Notes to Condensed Consolidated Financial Statements (cont'd.)


         Three Months and Nine Months ended January 31, 1997 and 1996:

                                                                  Three Months                         Nine Months
                                                                  ------------                         -----------
                                                             1997              1996              1997              1996
                                                       ----------------  ----------------  ----------------  ----------------
Net earnings, as previously reported.................          $(9,902)          $(4,160)          $(5,142)          $ 6,414
Adjustment, net of tax of $2,807.....................              253               ---               358               ---
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $(9,649)          $(4,160)          $(4,784)          $ 6,414
                                                               =======           =======           =======           =======

Per Share Amounts:
Basic earnings (loss) per share:
Net earnings as previously reported..................          $ (0.90)          $  0.31           $  0.47           $  0.48
Adjustments, net of tax..............................             0.02              0.00              0.03              0.00
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $ (0.88)          $  0.31           $ (0.44)          $  0.48
                                                               =======           =======           =======           =======

Fully diluted earnings (loss) per share:
Net earnings as previously reported..................          $ (0.90)          $  0.35           $ (0.47)          $  0.59
Adjustment, net of tax...............................             0.02              0.00              0.03              0.00
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $ (0.88)          $  0.35           $ (0.44)          $  0.59
                                                               =======           =======           =======           =======

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

     Revenues from the Commercial Managed Care Services division have grown, in part as a result of acquisitions, to $106.1 million or 52.4% of total revenues in 1996 from $1.3 million or 1% of total revenues in 1992. Operations in this division consist of the Company's integrated system of care ("ISOC") applied in whole or in part to: (i) the Company's project with Blue Cross Blue Shield ("BCBSNJ") to operate ten ISOCs in the State of New Jersey, (ii) family health centers which are operated on a contract basis for large employers, and (iii) the Company's HMOs in the District of Columbia and Virginia, primarily serving the government assisted Medicaid population. In these operations, the Company undertakes to provide specified health care benefits to the participating populations. Also, in November 1995, PHP and St. Vincent's Health Services Corporation ("St. Vincent's"), an affiliate of the Daughters of Charity National Health System East, Inc. (the "Daughters of Charity-East"), formed Connecticut Health Enterprises, L.L.C. ("CHE"), a limited liability company for the purpose of developing an ISOC in Fairfield County, Connecticut. The CHE ISOC commenced operations in April 1996 and functions as an alliance between PHP, St. Vincent's, Fairfield County physicians and other hospitals and ancillary providers. This system of health care is marketed to insurers, HMOs, and government agencies, which contract for a total health care delivery system.
The Company is compensated for its Commercial Managed Care Services through a combination of capitation fees, management fees, cost reimbursements, incentive fees related to cost savings and profits from equity participation.

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

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     The Company's revenues have increased to $202.5 million in 1996 from $118.0 million in 1992. Gross profit margins increased to 20% and 11% in 1996 and 1995, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively.

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:



                                          Three Months          Nine Months
                                        ended January 31,    ended January 31,
                                       -------------------  -------------------
                                         1997       1996      1997       1996
                                       ---------  --------  ---------  --------

Revenues.............................     100.0%    100.0%     100.0%    100.0%
Direct costs.........................      83.7      80.0       80.1      80.5
                                          -----     -----      -----     -----
Gross profit.........................      16.3      20.0       19.9      19.5
General and administrative expenses..      16.1      13.3       13.9      14.2
Reserve for Medicaid receivables.....      19.3       ---        6.0       ---
Former chairman retirement package...       4.5       ---        1.4       ---
Restructuring charges................       5.0       ---        1.6       ---
                                          -----     -----      -----     -----
Operating income (loss)..............     (28.6)      6.7       (3.0)      5.3
Other income (expense)...............      (1.9)      3.3       (1.7)      0.7
                                          -----     -----      -----     -----
Earnings (loss) before income taxes..     (30.5)     10.0       (4.7)      6.0
Income tax expense (benefit).........     (11.5)      2.1       (1.8)      1.7
                                          -----     -----      -----     -----
Net earnings (loss)..................     (19.0)      7.9       (2.9)      4.3
                                          =====     =====      =====     =====

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

                             RESULTS OF OPERATIONS

              The Three Months Ended January 31, 1997 Compared To
              ----------------------------------------------------
                    The Three Months Ended January 31, 1996
                    ---------------------------------------

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:

                                     January 31, 1997          January 31, 1996
                                     ----------------          ----------------

                                     Revenue    % of            Revenue   % of
Division                             (000's)    Total           (000's)   Total
--------                             -------    -----           -------   -----

Government Managed Care Services     $22,810     44.9           $24,403    46.1
Commercial Managed Care Services      28,033     55.1            28,483    53.9
                                     -------    -----           -------   -----

Total                                $50,843    100.0           $52,886   100.0
                                     =======    =====           =======   =====

     The Company's revenue decreased by 4.0% or $2.1 million to $50.8 million for the quarter ended January 31, 1997 compared to $52.9 million for the prior year quarter. This decrease in revenues was the result of decreases in both the Government Managed Care Services division and the Commercial Managed Care Services division.

     The Commercial Managed Care Services division revenue decreased by $0.5 million or 1.8%, to $28.0 million for the quarter ended January 31, 1997, compared to $28.5 million for the quarter ended January 31, 1996. This overall decrease results from a decrease in enrollment at D.C. Chartered Health Plan, Inc. ("CHP"), the Company's wholly-owned HMO in the District of Columbia, and no current receivable being recorded during the third quarter pending resolution of the issues with the District. CHP believes it is due amounts for enrollees not yet paid for, fee for service billings and a payment rate reduction not actuarially certified. Management believes the Company is due significant payments relating to these non-recorded receivables. The revenue decrease at CHP was almost entirely offset by two sources of revenue increases. The first revenue increase was due to increased enrollment at Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO operating in selected markets in the Commonwealth of Virginia, which commenced operations in November 1995. The second revenue increase resulted from revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures, primarily in Connecticut.

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

     The Company's gross profit decreased by 21.7% or $2.3 million, to $8.3 million for the quarter ended January 31, 1997, compared to $10.6 million for the prior year third quarter. As a percentage of revenue, gross profit decreased to 16.3% for the current year third quarter compared to 20.0% for the same period in the prior year. Gross profit decreased in both the Commercial Managed Care Services division and the Government Managed Care Services division.

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

     The Company experienced an operating loss of $14.5 million in the current year third quarter, a decrease of $18.0 million as compared to operating income of $3.5 million in the prior year third quarter. Operating margin decreased to a loss of 28.6% compared to earnings of 6.7%. This decrease primarily resulted from the one-time charges against earnings discussed above for the Medicaid reserve, the Chairman's retirement package, and the restructuring charges. Operating income also decreased due to the gross profit decreases in both the Commercial Managed Care and Government Managed Care Services divisions and the increased general and administrative expenses, as discussed above.

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

     Net earnings decreased by $13.8 million, to a loss of $9.6 million or $0.88 per share based on 11,005,322 weighted average shares oustanding, from net earnings of $4.2 million or $0.31 per share based on 13,602,746 weighted average shares and equivalent shares outstanding, for the quarters ended January 31, 1997 and 1996, respectively. The accounting guidelines prohibit inclusion of the common share equivalents in the per share calculation during periods when a net loss has occurred. If the common share equivalents were included in the current period per share calculation, the loss per share would be $0.70.

                             RESULTS OF OPERATIONS

              The Nine Months Ended January 31, 1997 Compared To
              --------------------------------------------------
                    The Nine Months Ended January 31, 1996
                    --------------------------------------

     The following table indicates revenues by the Company's service divisions and the related percentage of total revenues:

                                    January 31, 1997   January 31, 1996
                                    -----------------  -----------------

                                     Revenues   % of    Revenues   % of
Division                             (000's)    Total   (000's)    Total
--------                            ---------   -----  ---------   -----

Government Managed Care Services     $ 75,355    46.3   $ 72,507    49.0
Commercial Managed Care Services       87,503    53.7     75,427    51.0
                                     --------   -----   --------   -----

Total                                $162,858   100.0   $147,934   100.0
                                     ========   =====   ========   =====


     The Company's revenues increased by 10.1% or $15.0 million to $162.9 million for the nine months ended January 31, 1997 compared to $147.9 million for the prior year nine month period. This overall increase results from an increase in both the Commercial Managed Care Services division and the Government Managed Care Services division.

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)


     Commercial Managed Care Services division revenues increased by $12.1 million or 16.0%, to $87.5 million for the nine months ended January 31, 1997, compared with $75.4 million for the nine months ended January 31, 1996. The largest increase was provided by the Company's subsidiary, Virginia Chartered Health Plan, Inc. ("VACHP"), a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995, and therefore, it was not fully operational during the prior year nine month period. Commercial Managed Care Services division revenue also increased due to revenue earned during the current quarter for ISOC development, management and operations related to strategic ventures in Connecticut and other markets. Additionally, revenues earned from the Company's BCBSNJ ISOC project increased due to greater utilization by the constituent population of the ten ISOCs being managed and operated by the Company. These Commercial Managed Care Services division revenue increases were offset by a decrease in CHP revenue related to a decrease in enrollment and no receivables being recorded in the third quarter pending resolution of the issues with the District. CHP believes it is due amounts for enrollees not yet paid for, fee for service billings and a payment rate reduction not actuarially certified. Management believes the Company is due significant payments relating to these non-recorded receivables. Additionally, decreases resulted from the non-recurrence of construction revenues earned during the prior year nine month period related to the completion of the tenth and final BCBSNJ ISOC health center which opened in September 1995.

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

     The Company's gross profit increased by 12.2% or $3.5 million, to $32.3 million for the nine months ended January 31, 1997 compared with $28.8 million during the prior year period. As a percentage of revenue, gross profit increased to 19.9% for the current nine month period compared to 19.5% during the prior year. This gross profit improvement resulted from an increase in the Commercial Managed Care Services division, offset by a slight decrease in the Government Managed Care Services division.

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

     The Company experienced an operating loss of $4.9 million in the current year nine month period, a decrease of $12.8 million as compared to operating income of $7.9 million for the nine months ended January 31, 1996. Operating margin decreased to a loss of 3.0% compared to earnings of 5.3%. This decrease primarily resulted from the one-time charges against earnings discussed above for the Medicaid reserve, the Chairman's retirement package, and the
restructuring charges.   Operating income also decreased due to the increased
general and administrative expenses, as discussed above, offset by the increased gross profit margins.

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

     Net earnings decreased by $11.2 million, to a loss of $4.8 million or $0.44 per share based on 10,985,794 weighted average shares outstanding, from net earnings of $6.4 million or $0.48 per share based on 13,280,459 weighted average shares and equivalent shares outstanding, for the nine months ended January 31, 1997, and 1996, respectively. The accounting guidelines prohibit the inclusion of the common share equivalents in the per share calculation during periods when a net loss has occurred. If common share equivalents were included in the current period per share calculation, the loss per share would be $0.34.


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

     During the nine months ended January 31, 1997, operations used $10.5 million in cash. This represents a $8.5 million change from the $2.0 million used in operations in the prior year nine month period. This decrease in cash provided by operations is primarily due to a net loss of $5.1 million, delayed payments from BCBSNJ, and a decrease in claims payable of $4.5 million in the current year nine month period.

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

                                    PHP HEALTHCARE CORPORATION
                                    --------------------------
                                        (Registrant)



                                    By:    /s/ Anthony M. Picini
                                           --------------------------------
                                           ANTHONY M. PICINI
                                           Executive Vice President and
                                           Chief Financial Officer



Date:      June 3, 1998
      -----------------------

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

/s/ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 15, 1997

                          HEALTH CENTER OPERATIONS OF
                 BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                      STATEMENT OF ASSETS AND LIABILITIES
                               DECEMBER 31, 1996

                                      ASSETS
                                      ------
Current assets:
  Accounts receivable....................................  $   650,000
  Inventories............................................      686,619
  Prepaid expenses and other.............................       57,183
                                                           -----------

  Total current assets...................................    1,393,802

Property and equipment:
  Equipment..............................................    6,843,634
  Leasehold improvements.................................    5,229,359
  Land...................................................    6,072,907
  Building...............................................   12,234,282
                                                           -----------
                                                            30,380,182
  Less accumulated depreciation and amortization.........   (4,453,724)
                                                           -----------

  Property and equipment, net............................   25,926,458

Deposits.................................................      165,960
                                                           -----------

Total assets.............................................  $27,486,220
                                                           ===========

                                   LIABILITIES
                                   -----------

Obligations under capital lease, current portion.........   $1,270,000
Obligations under capital lease, net of current portion..    2,223,000
Commitments and Contingencies (Note 4)

                         ASSETS IN EXCESS OF LIABILITIES
                         -------------------------------

Assets in excess of liabilities..........................   23,993,220
                                                          ------------

Total liabilities and assets in excess of liabilities....  $27,486,220
                                                           ===========

The accompanying notes to financial statements are an integral part of this statement.

                          HEALTH CENTER OPERATIONS OF
                 BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

Revenues:
  Capitation............................................  $ 3,666,058
  Fee for service.......................................    4,499,906
                                                          -----------

  Total Revenues........................................    8,165,964
                                                          -----------

Expenses:
  Physician expenses....................................    6,380,275
  Center operating expenses.............................   13,973,647
  Facility costs........................................    3,974,464
  Other.................................................    1,061,766
                                                          -----------

  Total Expenses........................................   25,390,152
                                                          -----------

Net loss................................................ $(17,224,188)
                                                         =============

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

Recognition of Revenue
----------------------

(a)   Capitation Revenues

Primary care capitation revenues are recorded as revenue in the month for which the covered member is entitled to primary care service. Capitation revenue from a related party accounted for approximately 100% of total capitation revenues in 1996.

(b)   Fee for Service Revenues

Fee for service revenues are recorded in the month for which the services are provided.

Inventories
------------

Inventories, consisting principally of pharmaceuticals and medical supplies held for resale, are stated at the lower of cost or net realizable value. Cost is determined by specific identification.

Property and Equipment
-----------------------

Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor replacements, and maintenance and repairs that do not increase the useful lives of the property are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, ranging from five to thirty

                          HEALTH CENTER OPERATONS OF
                BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Income Taxes
------------

The HCO's financial statements have been presented on a carved-out basis. BCBSNJ has not allocated any income tax benefit to the HCO for 1996.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  EMPLOYEE BENEFIT AND HEALTH PLAN

Savings and Investment Plan
---------------------------

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

Pension and Retirement Plan
---------------------------

Substantially all the health center physicians, together with employees of other Blue Cross and Blue Shield of New Jersey subsidiaries are covered under a pension plan which provides benefits based upon employee compensation and years of service. The costs allocated to the HCO were approximately $289,000 for 1996.

(4)  COMMITMENTS AND CONTINGENCIES

Leases
------

The HCO has leases for health center space and equipment that exprie on various dates over the next eight years. The health center leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expenses for leases for the year was approximately $2.4 million.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                    PRO FORMA COMBINED FINANCIAL STATEMENTS

On February 28, 1997, PHP Healthcare Corporation (the "Company") acquired ten health care centers ("HCO") from Blue Cross and Blue Shield of New Jersey ("BCBSNJ"). This transaction was accounted for as a purchase. Concurrently, six of the health care center buildings were directly purchased by GL/PHP, LLC, an 80.5% owned subsidiary of G&L Realty, a NYSE listed Real Estate Investment Trust. The remaining ownership of 19.5% is owned by the Company. Since PHP funded substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements, the Company will consolidate GL/PHP, LLC. Additionally, in conjunction with the purchase agreement, the Company and BCBSNJ entered into a network services agreement pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation payments to the Company over a three-year period.

The Pro Forma Combined Statement of Operations for the year ended April 30, 1996 and the nine months ended January 31, 1997, and the Pro Forma Combined Balance Sheet of the Company as of January 31, 1997, give effect to the acquisition of the HCO and the formation and consolidation of GL/PHP, LLC which were completed on February 28, 1997. The adjustments related to the Pro Forma Combined Statement of Operations assume the acquisition of the HCO, the formation and related consolidation of GL/PHP, LLC and the effects of the network services agreement were consummated effective May 1, 1995.

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

                       PRO FORMA COMBINED BALANCE SHEET
                      AS OF JANUARY 31, 1997 (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                               Actual
                                                               ------
                                                                         GL/PHP                 Pro Forma     Pro Forma
                                                       PHP       HCO       LLC    Subtotal     Adjustments     Combined
                                                    ---------  --------  -------  ---------  ---------------  ----------

ASSETS
Current assets:
  Cash and cash equivalents.......................  $ 29,148              $4,400  $ 33,548    $  (11,294)/(1)/        $ 22,254
  Accounts receivable, net........................    40,726    $   650             41,376        (7,280)/(2)(1)/       34,096
  Pharmaceutical and medical supplies.............       785        630              1,415                               1,415
  Receivables from officers.......................     4,101                         4,101                               4,101
  Deferred income taxes...........................     2,587                         2,587                               2,587
  Other current assets............................     6,395        166              6,561                               6,561
                                                    --------    -------   ------  --------    ----------              --------
     Total current assets.........................    83,742      1,446    4,400    89,588       (18,574)               71,014
Property and equipment, net.......................    27,595     25,552             53,147         5,228/(3)/           58,375

Intangible assets.................................     2,959                         2,959         4,588/(4)/            7,547
Deferred income taxes.............................     1,321                         1,321                               1,321
Receivables from officers, net....................     1,072                         1,072                               1,072
Other assets......................................     5,440        108              5,548                               5,548
                                                    --------    -------   ------  --------    ----------              --------
                                                    $122,129    $27,106   $4,400  $153,635    $   (8,758)             $144,877
                                                    ========    =======   ======  ========    ==========              ========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities:
  Current maturities of notes payable - other.....       574                           574         9,200/(1)/            9,774
  Accounts payable................................     8,046                         8,046         1,115/(1)/            9,161
  Claims payable - medical services...............     4,646                         4,646         2,891/(5)/            7,537
  Accrued salaries and benefits...................    15,020                        15,020                              15,020
  Deferred income taxes...........................     1,322                         1,322                               1,322
  Billings in excess of costs.....................     1,105                         1,105                               1,105
                                                    --------    -------   ------  --------    ----------              --------
     Total current liabilities....................    30,713                        30,713        13,206                43,919
Notes payable - other, net of current liabilities.     1,486      3,506              4,992            94/(1)/            5,086

Convertible subordinated debentures...............    65,986                        65,986                              65,986
Deferred gain on sale of building.................       938                           938                                 938
Other liabilities.................................       696                           696                                 696
                                                    --------    -------   ------  --------    ----------              --------
     Total liabilities............................    99,819      3,506            103,325        13,300               116,625
                                                    --------    -------   ------  --------    ----------              --------
Assets in excess of liabilities...................               23,600             23,600       (23,600)
Minority interest.................................       862                           862         3,542/(6)/            4,404
                                                    --------    -------   ------  --------    ----------              --------
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000
     shares authorized, none issued...............       ---                                                               ---
  Common stock, $.01 par value, 25,000,000
     shares authorized, 14,272,929 shares in                                                                               143
     January......................................       143               4,400     4,543        (4,400)/(6)/
  Additional paid-in capital......................    30,982                        30,982         2,400/(7)/           33,382
  Note receivable from sale of stock..............      (900)                         (900)                               (900)
  Retained earnings...............................    (2,205)                       (2,205)                             (2,205)
  Treasury stock, 3,258,485 common shares
     at cost......................................    (6,572)                       (6,572)                             (6,572)
                                                    --------    -------   ------  --------    ----------              --------
  Total stockholders equity.......................    21,448               4,400    25,848        (2,000)               23,848
                                                    --------    -------   ------  --------    ----------              --------
Contingencies.....................................  $122,129    $27,106   $4,400  $153,635    $   (8,758)             $144,877
                                                    ========    =======  =======  ========    ==========              ========

The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     YEAR ENDED APRIL 30, 1996 (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    ACTUAL
                                                                    ------
                                                                      GL/PHP                Pro Forma      Pro Forma
                                                   PHP        HCO      LLC    Subtotal     Adjustments      Combined
                                                ---------  ---------  ------  ---------  ----------------  ----------

Revenues......................................  $202,464   $  9,400   $       $211,864     $    (294)/(8)/    $211,570

                                                                                                 408/(10)/
Direct costs..................................   162,619     23,952            186,571        (2,530)/(9)/     180,625
                                                --------   --------   ------  --------        (3,820)/(11)/   --------
                                                                                                (226)/(12)/
                                                                                                 222/(13)/
                                                                                           ---------
  Gross profit................................    39,845    (14,552)            25,293         5,652            30,945
General and administrative expenses...........    27,220                        27,220                          27,220
                                                --------   --------   ------  --------     ---------          --------
  Operating income (loss).....................    12,625    (14,552)            (1,927)        5,652             3,725

Other income (expense):
   Interest expense...........................    (3,363)                       (3,363)       (1,132)/(14)/     (4,495)
   Interest income............................     1,448                         1,448                           1,448
   Miscellaneous income (expense).............        69                            69                              69
   Gain on sale of subsidiary stock...........     2,247                         2,247                           2,247
   Minority interest in earnings of
      subsidiaries............................       212                           212                             212
                                                --------   --------   ------  --------     ---------          --------
   Earnings (loss) before income taxes........    13,238    (14,552)            (1,314)        4,520             3,206
Income tax expense (benefit)..................     4,100                         4,100        (3,106)              994
                                                --------   --------   ------  --------     ---------          --------
      Net earnings (loss).....................  $  9,138   $(14,552)  $  ---  $ (5,414)    $   7,626          $  2,212
                                                ========   ========   ======  ========     =========          ========


Net earnings (loss) per share:
  Primary.....................................      $.68                                                         $0.16
                                                ========                                                      ========
  Diluted.....................................      $.66                                                         $0.16
                                                ========                                                      ========

Weighted average number of common
and common equivalent shares outstanding:
  Primary.....................................    13,429                                                        13,429
                                                ========                                                      ========
  Diluted.....................................    13,873                                                        13,873
                                                ========                                                      ========



The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                  Pro Forma Combined Statements of Operations
                  For the Nine Months ended January 31, 1997
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                       Actual
                                                                       ------
                                                                                                                             Pro
                                                                               GL/PHP                     Pro Forma         Forma
                                                      PHP          HCO          LLC        Subtotal      Adjustments       Combined
                                                      ---          ---          ---        --------      -----------       --------
Revenues.......................................    $162,358     $  7,287       $           $170,145       $ 12,231(8)      $182,376

                                                                                                               306(10)
Direct costs...................................     130,510       20,723                    151,233         (1,898)(9)      151,036
                                                   --------     --------       -------     --------                        --------
                                                                                                             1,691(11)
                                                                                                              (412)(12)
                                                                                                               166(13)
                                                                                                          --------
     Gross profit..............................      32,348      (13,436)                    18,912         12,428           31,340

General and administrative expenses............      22,584                                  22,584                          22,584
Reserve for Medicaid receivables (note 2)......       9,822                                   9,822                           9,822
Former chairman retirement package (note 4)....       2,275                                   2,275                           2,275
Restructuring charges (note 5).................       2,550                                   2,550                           2,550
                                                   --------     --------       -------     --------       --------         --------

     Operating income (loss)...................      (4,883)     (13,436)                   (18,319)        12,428           (5,891)


Other income (expense):
       Interest expense........................      (4,128)                                 (4,128)          (850)(14)      (4,978)

       Interest income.........................       1,679                                   1,679                           1,679
       Miscellaneous income (expense)..........         (67)                                    (67)                            (67)

       Minority interest in earnings of
          subsidiaries.........................        (316)                                   (316)                           (316)
                                                   --------     --------       -------     --------       --------         --------

     Earnings (loss) before income taxes.......      (7,715)     (13,436)                   (21,151)        11,578           (9,573)


Income tax expense (benefit)...................      (2,931)                                 (2,931)          (707)          (3,638)
                                                   --------     --------       -------     --------       --------         --------

     Net earnings (loss).......................    $ (4,784)    $(13,436)      $   ---     $(18,220)       $12,285          $(5,935)
                                                   =========    =========    =========     =========       =======          ========


Net earnings (loss) per share..................    $   (0.44)                                                               $ (0.54)
                                                   ==========                                                               ========


Weighted average number of common
and common equivalent shares outstanding.......        10,986                                                                11,076
                                                   ==========                                                               ========


The accompanying notes are an integral part of this statement.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES
               NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS FOR THE YEAR ENDED APRIL 30, 1996 (UNAUDITED) AND
                    THE NINE MONTHS ENDED JANUARY 31, 1997

1)  CASH PAID AND DEBT INCURRED

The pro forma adjustment to cash and notes payable represents cash on hand of $11.3 million used in the acquisition. Cash in the amount of $31.1 million ($22.3 from the REIT and $8.8 million from the Company) was included as part of the purchase price. The pro forma adjustment of $11.3 million is not of: a) $9.2 million in notes payable (with an interest rate of 9.2%) which represents a draw against the Company's bank line of credit; b) $1.1 million of accounts payable representing the accrual of acquisition costs incurred; c) $6.6 million of accounts receivable due and credited at closing and d) $2.9 million of claims payable for claims incurred and not yet paid. The $9.2 million in notes payable (with an interest rate of 9.25%) represents a draw against the Company's bank line of credit. The $1.1 million of accounts payable represents the accrual of acquisition costs incurred. Additionally, $7.3 million was due to PHP for accounts receivable which were credited at closing.

2)  ACCOUNTS RECEIVABLE

The pro forma adjustment to accounts receivable represents payments on amounts due to PHP net of acquired accounts receivables.

3)  PROPERTY AND EQUIPMENT

The pro forma adjustment to property and equipment represents the increase in estimated fair value of the acquired property and equipment.

4)  INTANGIBLE ASSETS

The pro forma adjustment to intangible assets represents the addition resulting from the excess of the purchase price paid in the acquisition over the fair market value of the tangible net assets acquired. The allocations of intangible assets to the network agreement, physician contracts, assembled workforce, and goodwill are based on current estimates. Such amounts may ultimately be modified based upon valuation which will be obtained. In Management's opinion the preliminary valuation is not expected to materially differ from the final valuation. The Company used a blended amortization period of 20 years based on industry practice.

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

8)  GLOBAL CAPITATION

In conjunction with the purchase agreement the Company and BCBSNJ entered into a network services agreement pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation payment to the Company over a three year period. The effects of this new contractual arrangement is being added while the revenue recorded under the Company's prior contract as well as the HCO's prior capitation revenue are being eliminated. Revenues of approximately $31.2 million and $26.7 million are being added under the new global capitation arrangement for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively. The significantly larger adjustment in revenue for the nine months ended January 31, 1997 compared to the year ended April 30, 1996 is due to the increased enrollment (approximately 256,000 and 220,000 member months, respectively). Prior contract and capitation revenues of approximately $19 million and $27 million are being eliminated for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively.

9)  DIRECT COSTS

The pro forma adjustment to direct costs represents elimination of HCO   rental
expense amounts which were paid to its parent.

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

13)  AMORTIZATION EXPENSE

The pro forma adjustment to direct costs represents the increase in amortization of intangible assets recorded in conjunction with the acquisition using an estimated blended 20-year amortization period.

14)  INTEREST EXPENSE

The pro forma adjustment to interest expense represents the interest expense on additional debt necessary to complete the acquisition.

15)  ELIMINATION OF COSTS

There are cost reductions in connection with the acquisition which are not reflected in the pro forma financials. The Company has eliminated that if these costs reductions were included, the reduction to health center expenses would be approximately $1.8 million and $2.4 million for the nine months ended January 31, 1997 and the year ended April 30, 1996, respectively.


Exhibit        Item                                                        Page
-------        ----                                                        ----

15.1           Letter of Coopers & Lybrand L.L.P. regarding Unaudited       17
               Interim Financial

                          PHP HEALTHCARE CORPORATION


                                 EXHIBIT INDEX

Exhibit    Item                                                                  Page
-------    ----                                                                  ----

10.1*      Health Center Purchase Agreement

11.0       Statement re: Computation of per share earnings for the three months    26
           and nine months ended January 31, 1997 and 1996

15.1       Letter of Coopers & Lybrand, L.L.P. regarding Unaudited Interim         28
           Financial Statements

27         Financial Data Schedule

99.1*      Press Release dated March 5, 1997

----------------
* Document filed as exhibit to Amendment No.5 to the Company's Form 10-Q for the Quarter ended January 31, 1997 (File No. 0-16235), bearing same exhibit number, which is incorporated herein by reference.