Form 10-Q/A
period 1997-07-31
PHP HEALTHCARE CORP
filed 1998-06-04
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549
                               -----------------

                                  FORM 10-Q/A
(Mark One)
 _
/X/  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
 -
Exchange Act of 1934

For the quarterly period ended July 31, 1997.
 __
/__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The undersigned registrant hereby files this Amendment No. 1 (the "Amendment") for the purpose of amending and restating in its entirety Part I, Items 1 and
2. The Amendment is set forth below.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of PHP Healthcare Corporation:


We have reviewed the Condensed Consolidated Balance Sheet of PHP Healthcare Corporation and subsidiaries as of July 31, 1997, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three month periods ended July 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the company's management.

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


We have previously audited in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of April 30, 1997, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended (not presented herein), and in our report dated July 25, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of April 30, 1997, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.


As discussed in note 4 to the condensed consolidated financial statements, the accompanying Condensed Balance Sheets as of April 30, 1997 and July 31, 1997 and the Condensed Consolidated Statements of Operations and Cash Flows for the three month periods ended July 31, 1997 and 1996, have been restated to reflect revised accounting for certain contract costs.

                                                       Coopers & Lybrand, L.L.P.




Washington, D.C.
September 18, 1997

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                     (IN  THOUSANDS, EXCEPT PER SHARE DATA)
                                   RESTATED

                                                              Three Months
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
Revenues.................................................  $55,742   $53,483

Direct costs.............................................   44,883    42,122
                                                           -------   -------

     Gross profit........................................   10,859    11,361

General and administrative expenses......................    7,638     7,073
                                                           -------   -------

     Operating income....................................    3,221     4,288

Other income (expense):
          Interest expense...............................   (1,492)   (1,357)
          Interest income................................      279       655
          Miscellaneous expense..........................     (186)      (38)
          Minority interest in earnings of subsidiaries..     (214)      (34)
                                                           -------   -------

     Earnings before income taxes........................    1,608     3,514

Income tax expense.......................................      563     1,321
                                                           -------   -------

     Net earnings........................................  $ 1,045   $ 2,193
                                                           =======   =======

Net earnings per share...................................    $0.08     $0.16
                                                           =======   =======

Weighted average number of common and common
  equivalent shares outstanding..........................   13,662    13,789
                                                           =======   =======


See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JULY 31, 1997 AND APRIL 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                    RESTATED

                                                                             July 31,    April 30,
                                                                               1997         1997
                                                                            -----------  ----------
                                  ASSETS                                    (UNAUDITED)
Current assets:
 Cash and cash equivalents................................................    $ 11,597    $ 15,765
 Accounts receivable, net.................................................      51,354      45,800
 Pharmaceutical and medical supplies......................................         752       1,460
 Receivables from officers................................................       2,915       4,442
 Income tax receivable....................................................         895         882
 Deferred income taxes....................................................       3,322       3,322
 Other current assets.....................................................       6,250       4,273
                                                                              --------    --------
    Total current assets..................................................      77,085      75,944
Property and equipment, net...............................................      59,056      58,444
Intangible assets, net of accumulated amortization of $1,474 in July and
$1,236 in April...........................................................       7,028       7,275
Receivables from officers.................................................         458       1,202
Other assets..............................................................       7,035       5,508
                                                                              --------    --------
                                                                              $150,662    $148,373
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
 Note payable to bank (note 2)............................................       8,200       9,200
 Current maturities of notes payable - other..............................       2,452       1,716
 Accounts payable.........................................................      10,494      12,036
 Claims payable - medical services........................................       7,428       8,739
 Accrued salaries and benefits............................................      12,428      13,219
 Income taxes payable.....................................................         563         ---
 Billings in excess of costs..............................................       1,045       1,068
                                                                              --------    --------
   Total current liabilities..............................................      42,610      45,978
Notes payable - other, net of current maturities..........................       4,440       3,964
Convertible subordinated debentures.......................................      66,161      66,032
Deferred income taxes.....................................................       1,274       1,274
Deferred gain on sale of building.........................................         895         916
Other liabilities.........................................................         829         759
                                                                              --------    --------
   Total liabilities......................................................     116,209     118,923
                                                                              --------    --------

Minority interest.........................................................       4,517       4,303
                                                                              --------    --------
Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized, none issued..         ---         ---
 Common stock, $.01 par value, 25,000,000 shares authorized,
  14,808,410 shares issued in July and 14,369,849 shares in April.........         148         144
 Additional paid-in-capital...............................................      37,686      33,946
 Note receivable from sale of stock.......................................        (900)       (900)
 Retained earnings........................................................        (426)     (1,471)
 Treasury stock, 3,258,485 common shares in July and April, at cost.......      (6,572)     (6,572)
                                                                              --------    --------
   Total stockholders' equity.............................................      29,936      25,147
Contingencies (note 3)....................................................     _______     _______
                                                                              $150,662    $148,373
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

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                   RESTATED



                                                             Three Months
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
Cash flows from operating activities:
 Net earnings...........................................  $ 1,045   $ 2,193
 Adjustments to reconcile net earnings to net cash
  used in operating activities:
   Minority interest in earnings of subsidiaries........      214        34
   Depreciation and amortization........................    1,798     1,292
   Other items, net.....................................      (21)      (21)
  Changes in operating assets and liabilities:
   Increase in accounts receivable, net..................  (5,554)   (4,643)
   Decrease in pharmaceutical and medical supplies.......     708         1
   Increase in other current assets......................  (1,990)     (619)
   Increase in other assets..............................  (1,527)     (371)
   Decrease in accounts payable..........................  (1,542)   (2,203)
   Decrease in claims payable............................  (1,311)   (1,584)
   Decrease in accrued salaries and benefits.............    (791)     (116)
   Decrease in billings in excess of costs...............     (23)      (51)
   Increase in income taxes payable......................     563       899
   Increase in other liabilities.........................      70        53
                                                          -------   -------
   Net cash used in operating activities................   (8,361)   (5,136)
                                                          -------   -------

Cash flows from investing activities:
  Acquisition of property and equipment.................   (2,034)   (2,541)
                                                          -------   -------

Cash flows from financing activities:
  Net repayments under revolving promissory notes.......   (1,000)      ---
  Borrowing on notes payable............................    1,863       ---
  Repayments on notes payable...........................     (651)     (133)
  Receivables from officers.............................    2,271      (754)
  Proceeds from exercise of stock options...............    1,144        57
  Proceeds from sale of stock...........................    2,600       ---
                                                          -------   -------
   Net cash provided by (used in) financing activities..    6,227      (830)
                                                          -------   -------

   Net decrease in cash and cash equivalents............   (4,168)   (8,507)
Cash and cash equivalents, beginning of period..........   15,765    48,647
                                                          -------   -------
Cash and cash equivalents, end of period................  $11,597   $40,140
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

     (b)  NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), effective for financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $0.01 and $0.04 per share for the quarters ended July 31, 1997 and July 31, 1996, respectively, over the primary earnings per share reported for these quarters. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

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

                          PHP HEALTHCARE CORPORATION

     The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on Government Managed Care Division projects and $50,000 per incident on Commercial Managed Care Division projects.


(4)  RESTATEMENT


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

                                                                       Three Months Ended July 31,
                                                                         1997               1996
                                                                    --------------     --------------
Net earnings, as previously reported...........................     $        1,045     $        2,159
Adjustment, net of tax.........................................                ---                 34
                                                                    --------------     --------------
Net earnings (loss) as adjusted................................     $        1,045     $        2,193
                                                                    ==============     ==============

Per Share Amounts:
Net earnings (loss) per share:
Net earnings as previously reported............................     $         0.08     $         0.16
Adjustments, net of tax........................................               0.00               0.00
                                                                    --------------     --------------
Net earnings (loss) as adjusted................................     $         0.08     $         0.16
                                                                    ==============     ==============

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


     The Company's revenues have increased from $118.0 million in 1992 to $232.3 million in 1997. Gross profit margins increased to 18% and 19% in 1997 and 1996, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company incurred a net loss of $4.1 million in 1997 after earning net income of $9.1 million in 1996 and a net loss of $4.0 million in 1995, respectively.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)


The 1997 loss resulted from a $9.8 million reserve for Medicaid receivables, $2.6 million in restructuring charges, and a $2.3 million charge related to the retirement of the Company's former chairman. The 1995 loss resulted from a $8.0 million charge ($4.8 million after tax) related to costs in excess of cash receipts under a certain contract. In 1994 and 1993 the Company incurred losses of $9.3 million and $3.8 million, respectively, due to a decrease in gross profits resulting from some significant nonrecurring events including certain contract receivable write-offs, increased corporate staff costs and increased commercial business development costs.

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                                                Three Months
                                                               ended July 31,
                                                              ----------------
                                                                1997     1996
                                                              -------  -------
Revenues...................................................    100.0%   100.0%
Direct costs...............................................     80.5     78.8
                                                               -----    -----
Gross profit...............................................     19.5     21.2
General and administrative expenses........................     13.7     13.2
Operating income...........................................      5.8      8.0
Other expense..............................................     (2.9)    (1.5)
                                                               -----    -----
Earnings before income taxes...............................      2.9      6.5
Income tax expense.........................................      1.0      2.5
                                                               -----    -----
Net earnings...............................................      1.9      4.0
                                                               =====    =====

                             Results Of Operations

               The Three Months Ended July 31, 1997 Compared To
               ------------------------------------------------
                      The Three Months Ended July 31, 1996
                      ------------------------------------

     The following table indicates revenue by the Company's service divisions and the related percentage of total revenue:


                                     July 31, 1997         July 31, 1996
                                    ---------------        --------------
                                    Revenue    % of        Revenue    % of
Division                            (000's)   Total        (000's)   Total
--------                            -------   -----        -------   -----

Government Managed Care Division    $18,619    33.4        $24,654    46.1
Commercial Managed Care Division     37,123    66.6         28,829    53.9
                                    -------   -----        -------   -----

Total                               $55,742   100.0        $53,483   100.0
                                    =======   =====        =======   =====

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)


     The Company's revenue increased by 4.1% or $2.2 million to $55.7 million for the quarter ended July 31, 1997 compared to $53.5 million for the prior year quarter. This increase in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

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


     The Company's gross profit decreased by 4.4% or $500,000, to $10.9 million for the quarter ended July 31, 1997, compared to $11.4 million for the prior year first quarter. As a percentage of revenue, gross profit decreased to 19.5% for the current year first quarter compared to 21.2% for the same period in the prior year. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.

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

     Operating income decreased by $1.1 million to $3.2 million for the quarter ended July 31, 1997, from $4.3 million for the prior year first quarter. Operating margin decreased to 5.8% from 8.0%. Operating income decreased due to the gross profit decrease in the Government Managed Care Division and the increased general and administrative expenses, as discussed above.

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

     Net earnings decreased by $1.2 million to $1.0 million or $0.08 per share based on 13,662,190 weighted average shares outstanding, from $2.2 million or $0.16 per share based on 13,788,777 weighted average shares outstanding, for the quarters ended July 31, 1997 and 1996, respectively.

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

     On July 24, 1997, the Company entered into an Asset Purchase Agreement with Health Insurance Plan of New Jersey, Inc. ("HIP"), a New Jersey not-for-profit health maintenance organization, to acquire from HIP certain assets constituting HIP's staff model health center operations in New Jersey. Under the Asset Purchase Agreement, the Company will acquire the operations of 18 health care centers and related assets throughout New Jersey for a purchase price of $73 million, subject to certain adjustments. The Company and HIP have also entered into a Health Services Agreement pursuant to which the Company will arrange for the provision of health care services to HIP's members on an exclusive global capitation basis. The Company has also agreed to purchase from Health Insurance Plan of Greater New York ("HIP-NY") $40.2 million in aggregate principal amount of surplus notes (the "Surplus Notes") made by HIP payable to HIP-NY. Under the Note Purchase Agreement, the Company may require HIP-NY to repurchase the surplus notes

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

from the Company in equal installments on the first and second anniversary of the closing. Completion of these transactions is subject to the approval of the New Jersey Department of Banking and Insurance and the New Jersey Department of Health and Senior Services, as well as the receipt of other required consents and approvals. The foregoing description of the HIP acquisition is qualified in its entirety by reference to the Asset Purchase Agreement and the Note Purchase Agreement, copies of which are attached hereto as exhibits.

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

                              PHP HEALTHCARE CORPORATION
                              --------------------------
                                    (Registrant)



                              By:   /s/ Anthony M. Picini
                                    ----------------------
                                    ANTHONY M. PICINI
                                    Executive Vice President and
                                    Chief Financial Officer



Date:     June 3, 1998
       --------------------

                          PHP HEALTHCARE CORPORATION

                                EXHIBIT INDEX


Exhibit   Item                                                              Page
-------   ----                                                              ----


10.1*     Asset Purchase Agreement by and between PHP Healthcare
          Corporation and HIP of New Jersey, Inc., dated as of July 24,
          1997

10.2* Note Purchase Agreement by and among PHP Healthcare Corporation, Health Insurance Plan of Greater New York, and HIP of New Jersey, Inc., dated as of July 24, 1997

11.0      Statement re: Computation of per share earnings for the three      17
          months ended July 31, 1997 and 1996


15.1      Letter of Coopers & Lybrand, L.L.P. regarding Unaudited Interim    18
          Financial Statements

27        Financial Data Schedule

-------

* Document filed as exhibit to the Company's Form 10-Q for Quarter Ended July 31, 1997 (File No. 0-16235), bearing same exhibit number, which is incorporated herein by reference.