Form 10-Q/A
period 1997-10-31
PHP HEALTHCARE CORP
filed 1998-06-04
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549

                                 FORM 10-Q/A-1
                                  (Mark One)

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

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of October 31, 1997, 11,559,930 shares.

The undersigned registrant hereby files this Amendment No. 1 (the "Amendment") for the purposes of amending and restating in its entirety Part I, Items 1 and 2 and Part II, Item 6. The Amendment is set forth below:


                                     INDEX

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION
------------------------------
Report of Independent Accountants                                 2

Condensed Consolidated Statements of Operations                   3

Condensed Consolidated Balance Sheets                             4

Condensed Consolidated Statements of Cash Flows                   5

Notes to Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                         12

SIGNATURES                                                        21

EXHIBIT INDEX                                                     22

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

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expressing of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

As discussed in note 6 to the consolidated financial statements, the accompanying Condensed Consolidated Balance Sheets as of April 30, 1997 and October 31, 1997 and the condensed consolidated Statements of Operations and Cash Flows for the three month and six month periods ended October 31, 1997 and 1996, have been restated to reflect revised accounting for certain contract costs and certain long-term real estate leases.


                                                Coopers & Lybrand L.L.P.

Washington, D.C.
December 17, 1997

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Operations
          Three Months and Six Months ended October 31, 1997 and 1996
                                  (Unaudited)
                    (In  thousands, except per share data)

                                   RESTATED


                                              Three Months                 Six Months
                                              ------------                 ----------
                                          1997           1996          1997          1996
                                          ----           ----          ----          ----
Revenues..........................       $55,753        $58,532       $111,495      $112,015

Direct costs......................        44,692         45,845         89,575        87,967
                                         -------        -------       --------      --------

    Gross profit..................        11,061         12,687         21,920        24,048

General and administrative
  expenses........................         7,092          7,346         14,730        14,419
                                         -------        -------       --------      --------

    Operating income..............         3,969          5,341          7,190         9,629

Other income (expense):
         Interest expense.........        (1,913)        (1,411)        (3,405)       (2,768)
         Interest income..........           379            554            658         1,209
         Miscellaneous expense....          (398)             5           (584)          (33)
         Minority interest in
          earnings of
          subsidiaries............          (308)          (204)          (522)         (239)
                                         -------        -------       --------      --------

    Earnings before income taxes           1,729          4,285          3,337         7,798

Income tax expense................           605          1,613          1,168         2,934
                                         -------        -------       --------      --------

    Net earnings..................       $ 1,124        $ 2,672       $  2,169      $  4,864
                                         =======        =======       ========      ========

Net earnings per share............       $  0.08        $  0.20       $   0.16      $   0.35
                                         =======        =======       ========      ========

Weighted average number of
  common and common
   equivalent shares outstanding..        13,677         13,700         13,679        13,752
                                         =======        =======       ========      ========


See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION
                     Condensed Consolidated Balance Sheets
                   As of October 31, 1997 and April 30, 1997
                       (In thousands, except share data)

                                   RESTATED

                                                                                             October 31,        April 30,
                                                                                                1997              1997
                                                                                                ----              ----
ASSETS                                                                                       (Unaudited)
Current assets:
 Cash and cash equivalents.................................................................      $ 10,981       $ 15,765
 Accounts receivable, net..................................................................        55,700         45,800
 Pharmaceutical and medical supplies.......................................................           671          1,460
 Receivables from officers.................................................................         3,031          4,442
 Income tax receivable.....................................................................           895            882
 Deferred income taxes.....................................................................         3,322          3,322
 Other current assets......................................................................         5,372          4,273
                                                                                                 --------       --------
   Total current assets....................................................................        79,972         75,944

Property and equipment, net (notes 2 and 4)................................................        72,501         58,444
Intangible assets, net of accumulated amortization
 of $1,690 in October and $1,236 in April (note 2).........................................        71,812          7,275
Receivables from officers..................................................................           498          1,202
Note receivable............................................................................         2,000           ----
Other assets...............................................................................        10,023          5,508
                                                                                                 --------       --------
                                                                                                 $236,806       $148,373
                                                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable to bank (note 3).............................................................      $  3,000       $  9,200
 Amounts due in connection with acquisition (notes 2 and 3)................................        12,902            ---
 Finance lease obligation..................................................................           346            ---
 Current maturities of notes payable - other...............................................         2,057          1,716
 Accounts payable..........................................................................        18,525         12,036
 Claims payable - medical services.........................................................         6,080          8,739
 Accrued salaries and benefits.............................................................        10,605         13,219
 Income taxes payable......................................................................         1,168            ---
 Deferred revenue..........................................................................        24,568          1,068
                                                                                                 --------       --------
   Total current liabilities...............................................................        79,251         45,978

Amounts due in connection with acquisition (notes 2 and 3).................................        25,710            ---
Notes payable - other, net of current maturities...........................................         5,488          3,964
Finance lease obligation...................................................................        17,726            ---
Convertible subordinated debentures........................................................        66,290         66,032
Deferred income taxes......................................................................         1,274          1,274
Deferred gain on sale of building..........................................................           873            916
Other liabilities..........................................................................           871            759
                                                                                                 --------       --------
   Total liabilities.......................................................................       197,483        118,923
                                                                                                 --------       --------

Minority interest (note 4).................................................................         1,282          4,303
                                                                                                 --------       --------
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
 Common stock, $.01 par value, 100,000,000 shares authorized, 14,818,415
  shares issued in October and 14,369,849 shares issued in April...........................           148            144
 Additional paid-in capital (note 3).......................................................        44,666         33,946
 Note receivable from sale of stock........................................................          (900)          (900)
 Retained earnings.........................................................................           699         (1,471)
 Treasury stock, 3,258,485 common shares in October and April, at cost.....................        (6,572)        (6,572)
                                                                                                 --------       --------
   Total stockholders' equity..............................................................        38,041         25,147
                                                                                                 --------       --------
Contingencies (note 5).....................................................................      $236,806       $148,373
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

                          PHP HEALTHCARE CORPORATION
                Condensed Consolidated Statements of Cash Flows
          Three Months and Six Months Ended October 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)

                                   RESTATED

                                                                          Three Months               Six Months
                                                                          ------------               ----------
                                                                       1997          1996         1997          1996
                                                                       ----          ----         ----          ----
Cash flows from operating activities:
Net earnings.........................................................  $ 1,124      $ 2,672        $  2,169   $  4,864
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
  Minority interest in earnings of subsidiaries......................      308          205             522        239
  Depreciation and amortization......................................    1,614        1,283           3,412      2,576
  Other items, net...................................................       33          (22)             12        (43)
 Changes in operating assets and liabilities:
 Increase in accounts receivable, net................................   (9,206)      (8,749)        (14,760)   (13,392)
 Decrease in pharmaceutical and medical supplies.....................       81           76             789         77
 Decrease (increase) in other current assets.........................    1,610       (1,042)            317     (1,661)
 Increase in other assets............................................      (56)        (195)         (1,583)      (566)
 Increase (decrease) in accounts payable.............................       98        4,229          (1,444)     2,026
 Decrease in claims payable..........................................   (1,348)      (1,705)         (2,659)    (3,289)
 Increase (decrease) in accrued salaries and benefits................   (1,823)       2,106          (2,614)     1,990
 Increase (decrease) in deferred revenue.............................     (320)         (22)           (343)       (73)
 Increase in income taxes payable....................................      605        2,009           1,168      2,908
 Increase in other liabilities.......................................       42           35             112         88
                                                                       -------      -------        --------   --------

  Net cash provided by (used in) operating activities................   (7,238)         880         (14,902)    (4,256)
                                                                       -------      -------        --------   --------

Cash flows from investing activities:
 Acquisition of property and equipment...............................   (4,033)      (3,584)         (4,901)    (6,125)
 Net proceeeds from the sale of property and
  equipment..........................................................    2,091           --           2,091         --
 Acquisition of subsidiaries.........................................   (1,634)          --          (1,634)        --
 Disposition of subsidiaries, net of cash
  conveyed...........................................................   16,433           --          16,433         --
                                                                       -------      -------        --------   --------

 Net cash provided by (used in) investing
  activities.........................................................   12,857       (3,584)         11,989     (6,125)
                                                                       -------      -------        --------   --------

Cash flows from financing activities:
 Net repayments under revolving promissory notes.....................   (5,200)          --          (6,200)        --
 Repayments on notes payable.........................................     (955)        (135)         (1,606)      (268)
 Repayments on finance lease obligations..............................     (54)          --             (54)        --
 Receivables from officers...........................................     (156)         (87)          2,115       (841)
 Issuance of shares to directors.....................................      110           --             110         --
 Proceeds from exercise of stock options.............................       20          300           1,164        357
 Proceeds from sale of stock.........................................       --           --           2,600         --
                                                                       -------      -------        --------   --------

 Net cash provided by (used in) financing
  activities.........................................................   (6,235)          78          (1,871)      (752)
                                                                       -------      -------        --------   --------

 Net decrease in cash and cash
  equivalents........................................................     (616)      (2,626)         (4,784)   (11,133)
Cash and cash equivalents, beginning of period.......................   11,597       40,140          15,765     48,647
                                                                       -------      -------        --------   --------

Cash and cash equivalents, end of period.............................  $10,981      $37,514        $ 10,981   $ 37,514
                                                                       =======      =======        ========   ========

                                                                     (continued)

                          PHP HEALTHCARE CORPORATION

                Condensed Consolidated Statements of Cash Flows
          Three Months and Six Months Ended October 31, 1997 and 1996
                                  (Unaudited)
                                (In thousands)
                                   RESTATED

Supplemental Disclosure of Noncash Investing and Financing Activities (For the six months ended October 31, 1997)


Acquisition of subsidiaries:
   Fair value of fixed assets acquired..........................  $ 15,000
   Excess of cost over fair value of assets acquired............    65,000
   Other current assets acquired................................       732
   Liabilities assumed..........................................    (7,933)
   Amounts due..................................................   (42,462)
   Application of credit for first month payment for services...   (28,703)
                                                                  --------

   Acquisition of subsidiaries..................................  $  1,634
                                                                  ========


Disposition of subsidiaries:
   Fair value of assets sold....................................  $ 22,076
   Note receivable issued.......................................    (2,000)
   Capital contributions of other shareholders in subsidiaries..    (3,542)
                                                                  --------

   Cash received................................................    16,534
   Less cash conveyed...........................................      (101)
                                                                  --------

   Disposition of subsidiaries, net of cash conveyed............  $ 16,433
                                                                  ========
Other non-cash activities:
   Warrants issued with debt recorded as discount...............  $  6,850

   Debt issuance cost included in amounts due in connection with acquisition..................................................  $  3,000

   Finance lease obligation incurred in connection with real
   estate lease.................................................  $ 18,126


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

     The Emerging Issues Tax Force recently issued EITF Issue No. 97-2, "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Entities", effective for financial statements for fiscal years ending after December 15, 1998. At that time this pronouncement will require the Company to include in consolidation physician practices with which the Company has a controlling financial interest. Implementation of this pronouncement will not have a material impact on the Company's financial statements since the Company already consolidates the applicable physician practices.

                          PHP HEALTHCARE CORPORATION

(2) Acquisition

Effective October 31, 1997, the Company acquired eighteen primary care health centers located throughout the state of New Jersey from HIP of New Jersey Inc., a New Jersey health maintenance organization ("HIP"). The total purchase price of approximately $80 million, including transaction costs and other consideration, was paid through a combination of cash on hand and bank financing (see Note 3). The Company may be required to pay HIP additional amounts based upon membership growth during the years 1997 through 2000, up to a total of $15 million. In conjunction with the purchase agreement, the Company and HIP entered into a twenty year Health Services Agreement pursuant to which the Company arranges for the provision of certain health care services to enrolled HIP beneficiaries and will receive in return global capitation payments. To enable the Company to provide health care services as promptly as possible, the Company and HIP also entered into a Network Access and Transition Agreement, whereby HIP will pay the Company $5.4 million to perform various transition functions such as medical management and administrative services, and to provide HIP members access to the Company's health care network during the transition period. Services provided by the Company subject to this agreement were completed in November 1997.

Amounts due in connection with acquisition of $45.46 million at October 31, 1997 were paid on November 7, 1997, using funds provided by the Company's new Credit Agreement, as described in note 3.

The transaction was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated, on an estimated basis, to the acquired tangible ($15 million) and identifiable intangible ($65 million) assets and assumed liabilities based on their respective estimated fair market value. The identifiable intangible assets will be amortized on a straight-line basis over periods up to 20 years. The $65 million of intangible assets is a preliminary valuation. In management's opinion, the preliminary valuation is not expected to materially differ from the final valuation. Due to the uncertainty of the contingent payments based on membership growth, the Company has not included any of these amounts in the determination of the purchase price nor has any liability been recognized. If these additional amounts are required, the additional consideration will be accounted for as an increase to the purchase price resulting in increased goodwill.

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

(4) Sale of Ownership Interest in New Jersey Primary Care Facilities

On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owned a minority interest (the "REIT"), acquired certain primary care facilities located throughout the state of New Jersey formerly operated by Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ"). Concurrent with agreement to purchase the primary care facilities, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement. The total purchase price related to these agreements, including transaction costs and other consideration, was approximately $37.0 million, of which $22.3 million was paid by the REIT. In conjunction with the REIT's acquisition of the primary care facilities, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term loans and $2 million in long-term secured loans until permanent financing could be obtained. Since the Company provided substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements between the Company and the REIT, the Company had consolidated the operations of the REIT since February 1997.

                          PHP HEALTHCARE CORPORATION

On August 15, 1997, the REIT obtained permanent financing and repaid its loans to the Company. In addition, the REIT's parent company, G&L Realty Corporation, purchased the Company's ownership interest in the REIT and the Company provided a new $2.0 million long-term loan to G&L Realty Corporation. In conjunction with these transactions, the Company committed to a 17-year operating lease. Accordingly, since the Company has sold its interest in the subsidiary and its loans have been repaid, the operations of the REIT have not been consolidated since August 15, 1997. However, since there remains an element of continuing involvement by the Company with the lessor beyond a routine leasing relationship, the new lease is accounted for as a financing (see Note 6). This continuing involvement is in the form of the new $2.0 million long-term loan against which the borrower may offset past due lease payments and any related interest amounts.


Scheduled principal payments on finance lease obligations by fiscal year are as follows (in thousands): $222 in 1998, $370 in 1999, $421 in 2000, $478 in 2001,
$544 in 2002, and $16,091 thereafter.

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

(6) RESTATEMENT

Upon further review the Company has revised its accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a constructing contract and a management contract, which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements and related footnote disclosures to account for these two contracts separately. As a result, the fiscal year 1995 financial statements have been adjusted to reduce the revenue recognized by $6.9 million for certain cost overruns related to 1995 construction and start-up activities which would have been recovered prospectively under the two combined contracts. Furthermore, the Company has recorded additional contract loss reserves of approximately $915,000 in fiscal year 1995 resulting from the contracts being accounted for separately. This revised accounting treatment also resulted in the reduction of fiscal year 1996 revenues and direct cost by approximately $900,000 and $915,000, respectively. Immaterial adjustments to revenue were also recorded in fiscal year 1997. The effects of these adjustment on net earnings and per share amounts as previously reported, were as follows:

          THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                                 THREE MONTHS                       SIX MONTHS
                                                                 ------------                       ----------
                                                              1997           1996              1997            1996
                                                              ----           ----              ----            ----
Net earnings, as previously reported....................    $1,124          $2,601            $2,169           $4,759
Adjustment, net of tax..................................       ---              71               ---              105
                                                            ------          ------            ------           ------
Net earnings (loss) as adjusted.........................    $1,124          $2,672            $2,169           $4,864
                                                            ======          ======            ======           ======

Per Share Amounts:
Basic earnings (loss) per share:
Net earnings as previously reported..................       $ 0.08          $ 0.19            $ 0.16           $ 0.35
Adjustments, net of tax..............................         0.00            0.01              0.00             0.00
                                                            ------          ------            ------           ------
Net earnings (loss) as adjusted......................       $ 0.08          $ 0.20            $ 0.16           $ 0.35
                                                            ======          ======            ======           ======


The Company has also revised its accounting treatment for the 17 year lease of the primary care facilities discussed in Note 4 above. In August 1997, the Company no longer consolidated the REIT and accounted for the lease as an operating lease. The Company has restated previously issued interim financial statements and related footnote disclosures to account for this lease as a financing, instead of as an operating lease, as a result of the Company's continuing involvement with the lessor. This continuing involvement is in the form of a $2.0 million long-term loan against which the borrower may offset past due lease payments and any related interest amounts. Accordingly, in August 1997 during the Company's quarterly period ended October 31, 1997, property and equipment was increased by $18.1 million with a corresponding increase to finance lease obligation. Depreciation expense and finance lease obligation principal payments were subsequently reflected as reductions to these initial transaction amounts. The effect of this restatement on net earnings and per share amounts for the periods ended October 31, 1997, was immaterial.

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


     The Company has also revised its accounting treatment for a 17 year lease of primary care facilities. Beginning in August 1997 the Company accounted for the lease as an operating lease. The Company has restated previously issued interim financial statements to account for this lease as a financing. Accordingly, the Company has also revised the following Management's Discussion and Analysis.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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


     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:


                                           Three Months            Six Months
                                         ended October 31,       ended October 31,
                                         -----------------       -----------------
                                         1997         1996       1997         1996
                                         ----         ----       ----         ----
Revenues.............................    100.0%      100.0%      100.0%      100.0%
Direct costs.........................     80.2        78.3        80.3        78.5
                                         -----       -----       -----       -----
Gross profit.........................     19.8        21.7        19.7        21.5
General and administrative expenses..     12.7        12.6        13.2        12.9
                                         -----       -----       -----       -----
Operating income.....................      7.1         9.1         6.5         8.6
Other expense........................     (4.0)       (1.7)       (3.5)       (1.7)
                                         -----       -----       -----       -----
Earnings before income taxes.........      3.1         7.4         3.0         6.9
Income tax expense...................      1.1         2.8         1.1         2.6
                                         -----       -----       -----       -----
Net earnings.........................      2.0         4.6         1.9         4.3
                                         =====       =====       =====       =====


                             RESULTS OF OPERATIONS

              THE THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
              ----------------------------------------------------
                    THE THREE MONTHS ENDED OCTOBER 31, 1996
                    ---------------------------------------

     The following table indicates revenue by the Company's divisions and the related percentage of total revenue:


                           October 31, 1997          October 31, 1996
                           -----------------         -----------------
                            Revenue    % of          Revenue      % of
Division:                   (000's)    Total         (000's)      Total

Government Managed Care    $15,815     28.4          $27,891       47.7
Commercial Managed Care     39,938     71.6           30,641       52.3
                           -------    -----          -------      -----

Total                      $55,753    100.0          $58,532      100.0
                           =======    =====          =======      =====



     The Company's revenue decreased by 4.8% or $2.8 million to $55.7 million for the quarter ended October 31, 1997 compared to $58.5 million for the prior year quarter. This decrease in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     Commercial Managed Care Division revenue increased by $9.3 million or 30.4%, to $39.9 million for the quarter ended October 31, 1997, compared to $30.6 million for the prior year second quarter. The majority of this net increase, $9.0 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. PHE's revenues increased because of $4.9 million in new revenues for transition activities related to the recently concluded HIP transaction and a $4.1 million increase in the existing operational revenues with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. Another increase in revenues of $2.0 million was provided by Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO in Virginia, resulting from a 45% increase in member months compared with the prior year
quarter.   Additional revenue increases totaling $1.6 million resulted from a growth in activity at the Company's various other operations in Connecticut, Louisiana, and the employer health centers under management for GTE and Bethlehem Steel.

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


     The Company's gross profit decreased by 12.6% or $1.6 million, to $11.1 million for the quarter ended October 31, 1997, compared to $12.7 million for the prior year second quarter. As a percentage of revenue, gross profit decreased to 19.8% for the current year second quarter compared to 21.7% for the same period in the prior year. Gross profit decreased in both the Commercial Managed Care Division and the Government Managed Care Division.


     The Commercial Managed Care Division gross profit decreased by $100,000 or 1.0%, from $10.0 million during the prior year quarter ended October 31, 1996, compared to $9.9 million for the current year second quarter. The reduction in member months and the reduction in the contractual premium rate at CHP produced a $2.1 million decrease in gross profit. Reducing the impact of that decrease was an increase of $1.6 million in gross profit provided by the operations of PHE. Specifically, during the second quarter ended October 31, 1997, the Company earned gross profit of $2.1 million resulting from the transition services performed over the most recent two fiscal quarters in connection with the Health Services Agreement with HIP. Additionally, gross profit at VACHP increased by $400,000 resulting from the growth in membership.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     Operating income decreased by $1.3 million to $4.0 million for the quarter ended October 31, 1997, from $5.3 million for the prior year second quarter. Operating margin decreased to 7.1% from 9.1%. Operating income decreased primarily due to the gross profit decreases in the Commercial Managed Care Division and the Government Managed Care Division.


     Interest expense increased by $502,000, to $1,913,000 for the quarter ended October 31, 1997, from $1,411,000 for the quarter ended October 31, 1996.

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


     Net earnings decreased by $1.6 million or $0.12 per share, to $1.1 million or $0.08 per share, from $2.7 million or $0.20 per share for the quarters ended October 31, 1997 and 1996, respectively.

                             RESULTS OF OPERATIONS

               THE SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO
               -------------------------------------------------
                     THE SIX MONTHS ENDED OCTOBER 31, 1996
                     -------------------------------------

     The following table indicates revenues by the Company's divisions and the related percentage of total revenues:


                           October 31, 1997          October 31, 1996
                           ----------------          ----------------
                           Revenues    % of          Revenues   % of
Division:                   (000's)    Total          (000's)   Total

Government Managed Care    $ 34,434     30.9         $ 52,545    46.9
Commercial Managed Care      77,061     69.1           59,470    53.1
                           --------    -----         --------   -----

Total                      $111,495    100.0         $112,015   100.0
                           ========    =====         ========   =====



     The Company's revenue decreased by 0.4% or $500,000 to $111.5 million for the six months ended October 31, 1997 compared to $112.0 million for the prior year period. This decrease in revenues was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     Commercial Managed Care Division revenue increased by $17.6 million or 29.6%, to $77.1 million for the six months ended October 31, 1997, compared to $59.5 million for the same period during the prior year. The majority of this net increase, $14.2 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. This increase is the result of $4.9 million in new revenues for transition activities related to the recently concluded HIP transaction and a $9.3 million increase in the existing operational revenues with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. VACHP's revenues increased by $4.5 million resulting from a 57% increase in member
months compared with the same period in the prior year.   Additional revenue
increases totaling $6.2 million occurred as follows: (i) a $3.0 million increase in revenues from the Company's ISOC development, management, and operations related to its strategic venture in Connecticut, (ii) a $2.0 million increase in revenues resulting from the Company's new business venture to develop an ISOC in the state of Louisiana, and (iii) a $1.2 million increase in revenues resulting from a growth in activity at the Company's employer health centers under management for GTE and Bethlehem Steel.

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


     The Company's gross profit decreased by 8.8% or $2.1 million, to $21.9 million for the six months ended October 31, 1997, compared to $24.0 million for the prior year period. As a percentage of revenue, gross profit decreased to 19.7% for the current six month period compared to 21.5% during the prior year. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.


     The Commercial Managed Care Division gross profit increased by $900,000 or 4.8%, from $18.8 million during the six months ended October 31, 1996, compared to $19.7 million for the current year six month period. The most significant cause of this increase, in the amount of $2.7 million, resulted from the operations of PHE. Specifically, during the second quarter ended October 31, 1997, the Company earned gross profit of $2.1 million resulting from the transition services performed over the most recent two fiscal quarters in connection with the Health Services Agreement with HIP. Additionally, gross profit at VACHP increased by $1.1 million resulting from the growth in membership. For the six month period ended October 31, 1997, gross profit also increased by $1.3 million compared to the prior year as a result of the Company's new business venture to establish a state-wide ISOC in Louisiana for a large physician organization. Offsetting these increases was a decrease of $4.0 million at CHP resulting from the reduction in member months and contractual premium rate.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     The Government Managed Care Division gross profit decreased by $3.0 million or 57.3%, from $5.3 million during the prior year six months ended October 31, 1996, compared to $2.3 million for the current year six month period. The majority of this net decrease, in the amount of $2.8 million, resulted from the completion of several projects detailed above. An additional decrease of $1.1 million is due to the combined impact of an increase in secondary care costs at a total managed care correctional facilities project which commenced operations during the prior year six month period ended October 31, 1996, and the Company's decision to terminate its long-term care line of business during the prior year third quarter. These decreases were offset by an increase of $0.8 million in gross profit related to one new ambulatory care project, two new medical staffing projects, and one new mental health project which commenced operations since the beginning of the prior year six month period, and increased profitability at two existing ambulatory care projects resulting from an increase in patient visits.

     General and administrative expenses increased by $300,000 to $14.7 million for the six months ended October 31, 1997 from $14.4 million for the same period in the prior year. As a percentage of revenue, general and administrative expenses increased to 13.2% for the current year six month period compared to 12.9% during the prior year.


     Operating income decreased by $2.4 million to $7.2 million for the six months ended October 31, 1997, from $9.6 million for the prior year period. Operating margin decreased to 6.5% from 8.6%. Operating income decreased primarily due to the net gross profit decrease, as discussed above.


     Interest expense increased by $637,000, to $3,405,000 for the six months ended October 31, 1997, from $2,768,000 for the six months ended October 31, 1996.

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


     Net earnings decreased by $2.7 million or $0.19 per share, to $2.2 million or $0.16 per share, from $4.9 million or $0.35 per share for the six months ended October 31, 1997 and 1996, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                        LIQUIDITY AND CAPITAL RESOURCES


     During the six months ended October 31, 1997, operations used $14.9 million in cash. This represents a $10.6 million increase in cash used by operations compared with the $4.3 million used by operations during the prior year six month period.


     This increase in cash used by operations is primarily due to (i) a decrease in net earnings of $2.7 million, (ii) a $3.5 million comparative decrease in cash related to accounts payable resulting from the timing of payments to vendors, and (iii) a $4.6 million comparative decrease in cash related to accrued salaries and benefits resulting from the timing of pay dates and associated benefit costs.

     At April 30, 1997 and October 31, 1997, the Company had accounts receivable from the District of Columbia amounting to $12.0 million and $13.5 million, respectively, related to its Medicaid services contract. The receivable has increased since April 30, 1997 primarily resulting from delayed payment for newborn enrollees. Since April 30, 1997, there has been a reduction in claims payable - medical services resulting from the 17% decrease in member months at CHP.

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

     Financing activities used $1.9 million in cash during the six months ended October 31, 1997, compared to $0.8 million during the prior year period, a change of $1.1 million. The current year period includes proceeds of (i) $2.6 million related to the sale of stock to a private investor, (ii) $2.1 million related to the net repayment of receivables from officers primarily related to the retirement of the CEO, and (iii) $1.2 million from the exercise of stock options. The current period also includes a use of cash in the amount of $6.2 million related to repayments on the revolving promissory note.

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

     The Company believes that the current cash and cash equivalents, anticipated cash flow generated by operations and its remaining borrowing capabilities of $26.5 million (after the November 7, 1997, advances associated with the HIP transaction) under the new Credit Agreement will be sufficient for known future capital needs of the Company. There may be further expansion opportunities which require additional external financing and the Company may, from time to time, consider obtaining such funds through the public and private issuance of equity or debt securities.

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


Exhibit         Item                                                    Page
-------         ----                                                    ----
10.1*           PHP Healthcare Corporation Amended and Restated 1996
                Incentive Plan

10.2            Health Services Agreement between Pinnacle Health
                Enterprises, L.L.C. and HIP of New Jersey, Inc., dated as of July 24, 1997

10.3            Amendment No. 1 to Health Services Agreement between Pinnacle
                Health Enterprises, L.L.C. and HIP of New Jersey, Inc., dated
                October 31, 1997

11 Statement re: Computation of per share earnings for the three months and six months ended October 31, 1997 and 1996

15.1 Letter of Coopers & Lybrand, L.L.P. regarding unaudited interim financial statements

27              Financial Data Schedule

* Filed as Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 7, 1997 and incorporated herein by reference.

                          PHP HEALTHCARE CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           PHP HEALTHCARE CORPORATION
                           --------------------------
                                  (Registrant)

                           By:  /s/ Anthony M. Picini
                                ---------------------
                                ANTHONY M. PICINI
                                Executive Vice President and
                                Chief Financial Officer


Date: June 3, 1998

Exhibit    Item                                                         Page
-------    ----                                                         ----

10.1*      PHP Healthcare Corporation Amended and Restated 1996
           Incentive Plan

10.2       Health Services Agreement between Pinnacle Health
           Enterprises, L.L.C. and HIP of New Jersey, Inc., dated as of July 24, 1997

10.3       Amendment No. 1 to Health Services Agreement between
           Pinnacle Health Enterprises, L.L.C. and HIP of
           New Jersey, Inc., dated October 31, 1997

11 Statement re: Computation of per share earnings for the three months and six months ended October 31, 1997 and 1996

15.1 Letter of Coopers & Lybrand, L.L.P. regarding unaudited interim financial statements

27         Financial Data Schedule

* Filed as Annex A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 7, 1997 and incorporated herein by reference.