Form 10-Q/A
period 1998-01-31
PHP HEALTHCARE CORP
filed 1998-06-04
CIK 803568

                      Securities and Exchange Commission
                             Washington, DC 20549
                               -----------------
                                 FORM 10-Q/A-1
(Mark One)
  __
 /X/  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
 --
      Exchange Act of 1934

For the quarterly period ended January 31, 1998.
  ___
 /__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934

For the transition period from _____________ to _______________

                         Commission file number 0-16235

                           PHP HEALTHCARE CORPORATION
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

       DELAWARE                                             54-1023168
________________________________________________________________________________
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                               Identification No.)

                  11440 COMMERCE PARK DRIVE, RESTON, VA 20191
________________________________________________________________________________
(Address of principal executive offices)

Registrant's telephone number including area code

                                 (703) 758-3600
________________________________________________________________________________


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

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

                                     INDEX

The undersigned registrant hereby files this Amendment No. 1 (the "Amendment") for the purpose of amending and restating in its entirety the registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1998. The Amendment is set forth below.

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION
------------------------------

Report of Independent Accountants                                  2

Condensed Consolidated Statements of Operations                    3

Condensed Consolidated Balance Sheets                              5

Condensed Consolidated Statements of Cash Flows                    6

Notes to Condensed Consolidated Financial Statements               8

Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                         17

PART II - OTHER INFORMATION                                       29

SIGNATURES                                                        30

EXHIBIT INDEX                                                     31

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

As discussed in note 12 to the consolidated financial statements, the accompanying Condensed Consolidated Balance Sheets as of April 30, 1997 and January 31, 1998 and the related Condensed Consolidated Statements of Operations and Cash Flow for the three month and nine month periods ended January 31, 1998 and 1997, have been restated to reflect revised accounting for certain contract costs and certain long-term real estate leases.


                                                       Coopers & Lybrand, L.L.P.

Washington, D.C.
March 17, 1998

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                     (IN  THOUSANDS, EXCEPT PER SHARE DATA)
                                   RESTATED

                                                                        THREE MONTHS          NINE MONTHS
                                                                    --------------------  --------------------
                                                                      1998       1997       1998       1997
                                                                    ---------  ---------  ---------  ---------

Revenues..........................................................  $139,433   $ 50,843   $250,928   $162,858

Medical costs.....................................................   123,010     42,543    212,585    130,510
                                                                    --------   --------   --------   --------

     Gross profit.................................................    16,423      8,300     38,343     32,348

General and administrative expenses...............................     9,392      8,165     24,122     22,584
Reserve for Medicaid receivables (note 3).........................       ---      9,822        ---      9,822
Former chairman retirement package (note 9).......................       ---      2,275        ---      2,275
Restructuring charges (note 10)...................................       ---      2,550        ---      2,550
                                                                    --------   --------   --------   --------

     Operating income (loss)......................................     7,031    (14,512)    14,221     (4,883)

Other income (expense):
          Interest expense........................................    (3,948)    (1,360)    (7,353)    (4,128)
          Interest income.........................................       426        470      1,084      1,679
          Miscellaneous expense...................................      (167)       (34)      (751)       (67)
          Minority interest in (earnings) losses of subsidiaries..       184        (78)      (338)      (316)
                                                                    --------   --------   --------   --------

     Earnings (loss) before income taxes and extraordinary
        item......................................................     3,526    (15,514)     6,863     (7,715)

Income tax expense (benefit)......................................     1,234     (5,865)     2,401     (2,931)
                                                                    --------   --------   --------   --------

     Earnings (loss) before extraordinary item....................     2,292     (9,649)     4,462     (4,784)

Extraordinary item, net of tax - loss on early extinguishment
   of debt (note 7)...............................................    (6,029)       ---     (6,029)       ---
                                                                    --------   --------   --------   --------

     Net loss.....................................................    (3,737)    (9,649)    (1,567)    (4,784)

Deemed dividend...................................................      (583)       ---       (583)       ---
                                                                    --------   --------   --------   --------

     Net loss available to common shareholders....................  $ (4,320)  $ (9,649)  $ (2,150)  $ (4,784)
                                                                    ========   ========   ========   ========


                                                                    (continued)

See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                         PHP HEALTHCARE COROPORATION

         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                    (IN  THOUSANDS, EXCEPT PER SHARE DATA)
                                   RESTATED

                                                              THREE MONTHS        NINE MONTHS
                                                              ------------        -----------
                                                             1998      1997      1998      1997
                                                             ----      ----      ----      ----
Basic earnings (loss) per share (note 2):
   Earnings (loss) before extraordinary item and deemed
      dividend...........................................  $  0.20   $ (0.88)  $  0.39   $ (0.44)
   Deemed dividend.......................................    (0.05)      ---     (0.05)      ---
                                                           -------   -------   -------   -------
       Earnings (loss) before extraordinary item.........     0.15     (0.88)     0.34     (0.44)
   Extraordinary item....................................    (0.52)      ---     (0.53)      ---
                                                           -------   -------   -------   -------
      Net loss...........................................  $ (0.37)  $ (0.88)  $ (0.19)  $ (0.44)
                                                           =======   =======   =======   =======

Basic weighted average number of common shares
   outstanding...........................................   11,527    11,005    11,498    10,986
                                                           =======   =======   =======   =======

Diluted earnings (loss) per share (note 2):
   Earnings (loss) before extraordinary item and deemed
      dividend...........................................  $  0.16   $ (0.88)  $  0.32   $ (0.44)
   Deemed dividend.......................................    (0.04)      ---     (0.04)      ---
                                                           -------   -------   -------   -------
      Earnings (loss) before extraordinary item..........     0.12     (0.88)     0.28     (0.44)
   Extraordinary item....................................    (0.42)      ---     (0.43)      ---
                                                           -------   -------   -------   -------
      Net loss...........................................  $ (0.30)  $ (0.88)  $ (0.15)  $ (0.44)
                                                           =======   =======   =======   =======

Diluted weighted average number of common and
  common equivalent shares outstanding...................   14,266    11,005    13,951    10,986
                                                           =======   =======   =======   =======



See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 1998 AND APRIL 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   RESTATED


                                                                                       JANUARY 31,   APRIL 30,
                                                                                          1998         1997
                                                                                       -----------  ----------
ASSETS                                                                                 (UNAUDITED)
Current assets:
 Cash and cash equivalents..........................................................      $ 24,101   $ 15,765
 Accounts receivable, net (note 3)..................................................        58,818     45,800
 Pharmaceutical and medical supplies................................................         2,103      1,460
 Receivables from officers..........................................................         3,117      4,442
 Income tax receivable..............................................................           628        882
 Deferred income taxes..............................................................         3,322      3,322
 Other current assets...............................................................         4,730      4,273
                                                                                          --------   --------
   Total current assets.............................................................        96,819     75,944
Property and equipment, net (notes 4 and 8).........................................        74,696     58,444
Excess of cost over fair value of assets acquired, net of accumulated amortization
   of $2,352 in January and $1,201 in April (note 4)................................        71,320      7,275
Receivables from officers...........................................................           507      1,202
Note receivable.....................................................................         2,000        ---
Other assets........................................................................         6,851      5,508
                                                                                          --------   --------
                                                                                          $252,193   $148,373
                                                                                          ========   ========
LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
 Note payable to bank (note 5)......................................................      $    ---   $  9,200
 Current maturities of notes payable - other........................................         1,804      1,716
 Finance lease obligation..........................................................            357        ---
 Accounts payable...................................................................        11,101     12,036
 Claims payable - medical services..................................................        30,725      8,739
 Accrued salaries and benefits......................................................        17,289     13,219
 Deferred revenue...................................................................         2,877      1,068
                                                                                          --------   --------
  Total current liabilities.........................................................        64,153     45,978
Notes payable - other, net of current maturities....................................         5,029      3,964
Finance lease obligation............................................................        17,632        ---
Convertible subordinated debentures.................................................        66,419     66,032
Deferred income taxes...............................................................           407      1,274
Deferred gain on sale of building...................................................           852        916
Other liabilities...................................................................           891        759
                                                                                          --------   --------
  Total liabilities.................................................................       155,383    118,923
                                                                                          --------   --------

Minority interest (note 8)..........................................................         1,099      4,303
                                                                                          --------   --------
Stockholders' equity:
 Preferred stock, $1,000 par value, 10,000,000 shares authorized,
   70,000 issued in January and none issued in April (note 6).......................        64,283        ---
 Common stock, $.01 par value, 100,000,000 shares authorized, 14,835,017
   shares issued in January and 14,369,849 shares issued in April...................           148        144
 Additional paid-in capital (notes 5 and 6).........................................        44,772     33,946
 Note receivable from sale of stock.................................................          (900)      (900)
 Retained earnings..................................................................        (3,621)    (1,471)
 Treasury stock, 3,348,485 common shares in January and 3,258,485
   common shares in April, at cost..................................................        (8,971)    (6,572)
                                                                                          --------   --------
   Total stockholders' equity.......................................................        95,711     25,147
Contingencies (note 11).............................................................      --------   --------
                                                                                          $252,193   $148,373
                                                                                          ========   ========


See accompanying notes to condensed consolidated financial statements. See Accountants Review Report.

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)
                                   RESTATED

                                                                              THREE MONTHS           NINE MONTHS
                                                                          --------------------  ----------------------
                                                                            1998       1997        1998        1997
                                                                          ---------  ---------  -----------  ---------
Cash flows from operating activities:
 Net loss...............................................................  $ (3,737)   $(9,649)    $ (1,567)  $ (4,784)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt..................     6,029        ---        6,029        ---
   Minority interest in earnings (losses) of subsidiaries...............      (184)        78          338        316
   Depreciation and amortization........................................     3,701      1,136        7,112      3,712
   Deferred income taxes................................................     2,379     (3,778)       2,379     (3,778)
   Other items, net.....................................................       (21)       (21)          (9)       (64)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable, net....................     1,742     11,468      (13,018)    (1,924)
     Decrease in pharmaceutical and medical supplies....................       324        177        1,113        254
     Decrease (increase) in other current assets........................       909       (687)       1,226     (2,348)
     Decrease (increase) in other assets................................       252       (430)      (1,331)      (996)
     Decrease in accounts payable.......................................    (7,808)    (3,499)      (9,252)    (1,473)
     Increase (decrease) in claims payable..............................    24,645     (1,219)      21,986     (4,508)
     Increase in accrued salaries and benefits..........................     4,764      1,802        2,150      3,792
     Increase in deferred revenue.......................................     2,152        934        1,809        861
     Decrease in income taxes payable...................................    (1,168)    (2,688)         ---        220
     Increase in other liabilities......................................        21         89          133        177
                                                                          --------    -------     --------   --------
       Net cash provided by (used in) operating activities..............    34,000     (6,287)      19,098    (10,543)
                                                                          --------    -------     --------   --------

Cash flows from investing activities:
 Acquisition of property and equipment..................................    (4,087)    (2,041)      (8,988)    (8,166)
 Net proceeds from the sale of property and equipment...................       ---        ---        2,091        ---
 Acquisition of subsidiaries............................................   (28,698)       ---      (30,332)       ---
 Disposition of subsidiaries, net of cash conveyed......................       ---        ---       16,433        ---
                                                                          --------    -------     --------   --------
       Net cash used in investing activities............................   (32,785)    (2,041)     (20,796)    (8,166)
                                                                          --------    -------     --------   --------

Cash flows from financing activities:
 Net proceeds from Series B Convertible Preferred Stock
   offering.............................................................    63,700        ---       63,700        ---
 Net repayments under revolving promissory notes........................    (5,462)       ---      (11,662)       ---
 Repayments on notes payable to bank....................................   (40,000)       ---      (40,000)       ---
 Repayments on notes payable............................................      (711)      (138)      (2,317)      (406)
 Repayments on finance lease obligations................................       (83)       ---         (137)       ---
 Debt issuance costs....................................................    (3,150)       ---       (3,150)       ---
 Receivables from officers..............................................       (95)         3        2,020       (838)
 Issuance of shares to directors........................................       ---        ---          110        ---
 Proceeds from exercise of stock options................................       106         97        1,270        454
 Proceeds from sale of stock............................................       ---        ---        2,600        ---
 Purchase of treasury shares............................................    (2,400)       ---       (2,400)       ---
                                                                          --------    -------     --------   --------
       Net cash provided by (used in) financing activities..............    11,905        (38)      10,034       (790)
                                                                          --------    -------     --------   --------

       Net increase (decrease) in cash and cash equivalents.............    13,120     (8,366)       8,336    (19,499)
Cash and cash equivalents, beginning of period..........................    10,981     37,514       15,765     48,647
                                                                          --------    -------     --------   --------
Cash and cash equivalents, end of period................................  $ 24,101    $29,148     $ 24,101   $ 29,148
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

                          PHP HEALTHCARE CORPORATION

         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (FOR THE NINE MONTHS ENDED JANUARY 31, 1998)


Acquisition of subsidiaries:
   Fair value of fixed assets acquired.............................................................      $ 15,000
   Excess of cost over fair value of assets acquired...............................................        65,463
   Other current assets acquired...................................................................         2,568
   Liabilities assumed.............................................................................       (10,237)
   Notes payable issued............................................................................       (42,462)
                                                                                                         --------
   Cash paid.......................................................................................        30,332
   Less cash acquired..............................................................................           ---
                                                                                                         --------
   Acquisition of subsidiaries, net of cash acquired...............................................      $ 30,332
                                                                                                         ========

Disposition of subsidiaries:
   Fair value of assets sold.......................................................................      $ 22,076
   Note receivable issued..........................................................................        (2,000)
   Capital contributions of other shareholders in subsidiaries.....................................        (3,542)
                                                                                                         --------
   Cash received...................................................................................        16,534
   Less cash conveyed..............................................................................          (101)
                                                                                                         --------
   Disposition of subsidiaries, net of cash conveyed...............................................      $ 16,433
                                                                                                         ========

Other non-cash activities:
   Warrants issued in connection with credit facility..............................................      $  6,850

   Property and equipment acquired under capital lease.............................................         2,773

   Finance lease obligation incurred in connection with real estate lease..........................        18,126

   Notes payable issued for prepaid insurance......................................................           697

   Preferred Stock discount........................................................................         6,300

   Deemed dividend, accretion of Preferred Stock discount..........................................           583


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



























                          PHP HEALTHCARE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS follows:



                                                            THREE MONTHS                         NINE MONTHS
                                                          ENDED JANUARY 31,                   ENDED JANUARY 31,
(In thousands, except per share data)                    1998          1997                 1998            1997
                                                         ----          ----                 ----            ----
Numerator:
 Earnings (loss) before extraordinary item
  and deemed dividend........................          $ 2,292           $(9,649)          $ 4,462           $(4,784)
 Deemed dividend.............................             (583)              ---              (583)              ---
                                                       -------           -------           -------           -------
  Numerator for basic earnings per
   share - earning (loss) before
   extraordinary item........................          $ 1,709           $(9,649)          $ 3,879           $(4,784)
 Effect of dilutive securities - net interest
  expense related to convertible debt........                6               ---                18               ---
                                                       -------           -------           -------           -------
  Numerator for diluted earnings (loss)
   per share, as adjusted....................          $ 1,715           $(9,649)          $ 3,897           $(4,784)
                                                       =======           =======           =======           =======

Denominator:
 Weighted average number of common
  shares outstanding.........................           11,527            11,094            11,498            11,075
 Shares held in escrow.......................              ---               (89)              ---               (89)
                                                       -------           -------           -------           -------
  Denominator for basic earnings (loss)
   per share.................................           11,527            11,005            11,498            10,986

Effect of dilutive securities:
 Common share equivalents (determined
  using the "treasury stock" method)
  representing shares issuable upon
  exercise of stock options and warrants.....            2,628               ---             2,342               ---
 Assumed conversion of convertible debt......              111               ---               111               ---
                                                       -------           -------           -------           -------
  Denominator for diluted earnings (loss)
   per share.................................           14,266            11,005            13,951            10,986
                                                       =======           =======           =======           =======

Basic earnings (loss) per share:
 Earnings (loss) before extraordinary item
  and deemed dividend........................          $  0.20           $ (0.88)          $  0.39           $ (0.44)
 Deemed dividend.............................            (0.05)              ---             (0.05)              ---
                                                       -------           -------           -------           -------
  Earnings (loss) before extraordinary
   item......................................          $  0.15           $ (0.88)          $  0.34           $ (0.44)
                                                       =======           =======           =======           =======

Diluted earnings (loss) per share:
 Earnings (loss) before extraordinary item
  and deemed dividend........................          $  0.16           $ (0.88)          $  0.32           $ (0.44)
 Deemed dividend.............................            (0.04)              ---             (0.04)              ---
                                                       -------           -------           -------           -------
  Earnings (loss) before extraordinary
   item......................................          $  0.12           $ (0.88)          $  0.28           $ (0.44)
                                                       =======           =======           =======           =======

                          PHP HEALTHCARE CORPORATION

     Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include: (i) for the quarter and nine month period ended January 31, 1998, 2.8 million shares (prior to weighting for the period since issuance) that would have resulted from the conversion of the Series B Convertible Preferred Stock, (ii) for the quarters and nine month periods ended January 31, 1998 and 1997, 2.5 million shares that would have resulted from the conversion of the subordinated debentures, and (iii) options to purchase 520,900 shares of common stock for the quarter and nine month period ended January 31, 1998 and options to purchase 189,000 and 181,000 shares of common stock for the quarter and nine month period ended January 31, 1997. Additionally, because the quarter and nine month period ended January 31, 1997 results reflect a net loss from continuing operations, basic and diluted EPS are calculated based on the same weighted average number of shares outstanding which excludes potential common shares that would result from outstanding options and warrants.

     In February 1998, the Company's former CEO exercised 790,000 options to purchase common stock by tendering to the Company 250,000 shares of common stock that he owned.

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

     The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it had occurred on May 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The pro forma results follow (in thousands, except per share data):

                                                       Nine Months ended          Nine Months ended
(In thousands, except per share data)                  January 31, 1998           January 31, 1997
                                                       ----------------           ----------------
Revenues.........................................          $422,415                   $424,553
Earnings (loss) before extraordinary item........              (579)                    (5,226)
Diluted earnings (loss) before extraordinary item
   per common share..............................          $   (.04)                  $   (.48)

                          PHP HEALTHCARE CORPORATION

5) NOTE PAYABLE - BANK

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

     In January 1998, the Credit Agreement was amended to reflect the repayment of the entire outstanding balance from the proceeds of the private placement of the Series B Convertible Preferred Stock. The amendment primarily terminated the Term Facility, decreased the Revolving Facility to $30.0 million and currently provides for interest, at the Company's selection, at (i) 2.0% above the Eurodollar rate, or (ii) 1.0% above the higher of the bank prime rate or the Federal Funds rate plus 0.5%. At January 31, 1998, there are no amounts outstanding under the Revolving Facility.

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

                          PHP HEALTHCARE CORPORATION

     The holders of the Series B Preferred Stock are not entitled to receive dividends and, except as provided for by law, have no voting rights. The shares of Series B Preferred Stock are convertible into shares of the Company's common stock upon the earlier of April 1, 1998 or the date on which the registration statement relating to the resale of the common stock issuable upon conversion of the Series B Preferred Stock becomes effective. The shares of Series B Preferred Stock will automatically convert into common stock on the fifth anniversary of the date of original issuance to the extent any shares of Series B Preferred Stock remain outstanding at that time. Each share of Series B Preferred Stock is convertible into that number of shares of common stock equal to the quotient of
(i) $1,000 divided by (ii) the Conversion Price. Through May 31, 1998, the Conversion Price will be $25. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount ranging from 5% (beginning June 1, 1998) to 9% (on or after December 1, 1998). The maximum Conversion Price is the lesser of
(i) $30, (ii) 91% of the average of the daily low trading prices of the common stock for all trading days in March, 1999, or (iii) 91% of the average of the daily low trading prices for all trading days in September, 1999; provided, however, that the maximum Conversion Price shall not be less than $25.

     The number of shares that any holder of Series B Preferred Stock may convert in any calendar month is limited according to a sliding scale percentage of such holder's shares of Series B Preferred Stock determined by reference to the highest of the daily low trading prices during such month.

               Highest of daily low trading               Percentage convertible
               prices during month                          during such month
               -------------------                          -----------------
               $25.00 or less                                      20%
               $25.01 to $27.00                                    25%
               $27.01 to $29.00                                    30%
               $29.01 to $31.00                                    35%
               $31.01 to $33.00                                    40%
               $33.01 to $35.00                                    45%
               $35.01 to $37.00                                    50%
               $37.01 or more                                     100%

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

                          PHP HEALTHCARE CORPORATION

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

                          PHP HEALTHCARE CORPORATION

(8)   SALE OF OWNERSHIP INTEREST IN NEW JERSEY PRIMARY CARE FACILITIES

     On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owned a minority interest (the "REIT"), acquired certain primary care facilities located throughout the state of New Jersey which were formerly operated by Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ"). Concurrent with the agreement to purchase the primary care facilities, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement. The total purchase price related to these agreements, including transaction costs and other consideration, was approximately $44.7 million, of which $22.3 million was paid by the REIT. In conjunction with the REIT's acquisition of the primary care facilities, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, consisting of $16 million in short-term loans and $2 million in long-term secured loans, until permanent financing could be obtained. Since the Company provided substantially all of the funds at closing, in concert with certain ownership risk provisions of the lease agreements between the Company and the REIT, the Company had consolidated the operations of the REIT since February 1997.


     On August 15, 1997, the REIT obtained permanent financing and repaid its loans to the Company. In addition, the REIT's parent company, G&L Realty Corporation, purchased the Company's ownership interest in the REIT and the Company provided a new $2.0 million long-term loan to G&L Realty Corporation.
In conjunction with these transactions, the Company committed to a 17-year operating lease. Accordingly, since the Company has sold its interest in the subsidiary and its loans have been repaid, the operations of the REIT have not been consolidated since August 15, 1997. However, since there remains an element of continuing involvement by the Company with the lessor beyond a routine leasing relationship, the new lease is accounted for as a financing (see Note
12). This continuing involvement is in the form of the new $2.0 million long-term loan against which the borrower may offset past due lease payments and any related interest amounts.


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

                          PHP HEALTHCARE CORPORATION

(12)  RESTATEMENT


     Upon further review the Company has revised its accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a construction contract and a management contract, which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements and related footnote disclosures to account for these two contracts separately. As a result, the fiscal year 1995 financial statements have been adjusted to reduce the revenue recognized by $6.9 million for certain cost overruns related to 1995 construction and start-up activities which would have been recovered prospectively under the two combined contracts. Furthermore, the Company has recorded additional contract loss reserves of approximately $915,000 in fiscal year 1995 resulting from the contracts being accounted for separately. This revised accounting treatment also resulted in the reduction of fiscal year 1996 revenues and direct cost by approximately $900,000 and $915,000, respectively. Immaterial adjustments to revenue were also recorded in fiscal year 1997. The effect of these adjustments on net earnings and per share amounts as previously reported, were as follows:

         THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997:


                                                                       Three Months                         NINE MONTHS
                                                                       ------------                         -----------
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----
Net earnings, as previously reported.................          $(4,320)          $(9,902)          $(2,150)          $(5,142)
Adjustment, net of tax...............................              ---               253               ---               358
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $(4,320)          $(9,649)          $(2,150)          $(4,784)
                                                               =======           =======           =======           =======

Per Share Amounts:
Basic earnings (loss) per share:
Net earnings as previously reported..................          $ (0.37)          $ (0.90)          $ (0.19)          $ (0.47)
Adjustments, net of tax..............................             0.00              0.02              0.00              0.03
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $ (0.37)          $ (0.88)          $ (0.19)          $ (0.44)
                                                               =======           =======           =======           =======

Fully diluted earnings (loss) per share:
Net earnings as previously reported..................          $ (0.30)          $ (0.90)          $ (0.15)          $ (0.47)
Adjustment, net of tax...............................             0.00              0.02              0.00              0.03
                                                               -------           -------           -------           -------
Net earnings (loss) as adjusted......................          $ (0.30)          $ (0.88)          $ (0.15)          $ (0.44)
                                                               =======           =======           =======           =======



     The Company has also revised its accounting treatment for the 17 year lease of the primary care facilities discussed in Note 8 above. In August 1997, the Company no longer consolidated the REIT and accounted for the lease as an operating lease. The Company has restated previously issued interim financial statements and related footnote disclosures to account for this lease as a financing, instead of as an operating lease, as a result of the Company's continuing involvement with the lessor. This continuing involvement is in the form of a $2.0 million long-term loan against which the borrower may offset past due lease payments and any related interest amounts. Accordingly, in August 1997 as restated in the January 31, 1998 quarterly financial statements, property and equipment was increased by $18.1 million with a corresponding increase to finance lease obligation. Depreciation expense and finance lease obligation principal payments were subsequently reflected as reductions to these initial transaction amounts. The effect of this restatement on net earnings and per share amounts for the periods ended January 31, 1998, was immaterial.

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

     In January 1998, the Company terminated its involvement with CHE. This ISOC was not developing market share as quickly as the original business plan projected which caused concern among the local market joint venture partners. Consequently, the Company and the local market joint venture partners concurred to allow local management to assume responsibility for the enterprise at this time, consistent with the intentions of the original business plan, but at an accelerated timeframe. The value of the Company's 30% ownership interest in CHE remains under negotiation.

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

     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in proceeds to

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (continued)

the Company of $70.0 million. The proceeds of the offering were used to repay outstanding borrowings under the secured credit facility, and to pay related issuance costs of $6.3 million.

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


     The Company's revenue increased from $118.0 million in 1992 to $232.3 million in 1997. Gross profit margins increased to 18% and 19% in 1997 and 1996, respectively, after having decreased to 6% and 7% in 1994 and 1993, respectively. The Company incurred a net loss of $4.1 million in 1997 after earning net income of $9.1 million in 1996 and a net loss of $4.0 million in 1995.


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

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:


                                                                  Three Months                   Nine Months
                                                                ended January 31,              ended January 31,
                                                                -----------------              -----------------
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
Revenues.............................................         100.0%         100.0%         100.0%         100.0%
Medical costs........................................          88.2           83.7           84.7           80.1
                                                              -----          -----          -----          -----
Gross profit.........................................          11.8           16.3           15.3           19.9
General and administrative expenses..................           6.7           16.1            9.6           13.9
Reserve for Medicaid receivables.....................           ---           19.3            ---            6.0
Former chairman retirement package...................           ---            4.5            ---            1.4
Restructuring charges................................           ---            5.0            ---            1.6
                                                              -----          -----          -----          -----
Operating income (loss)..............................           5.1          (28.6)           5.7           (3.0)
Other expense........................................          (2.6)          (1.9)          (3.0)          (1.7)
                                                              -----          -----          -----          -----
Earnings (loss) before income taxes, and
   extraordinary item................................           2.5          (30.5)           2.7           (4.7)
Income tax expense (benefit).........................           0.9          (11.5)           1.0           (1.8)
                                                              -----          -----          -----          -----
Earnings (loss) before extraordinary item............           1.6          (19.0)           1.7           (2.9)
Extraordinary item, net of tax - loss on early
   extinguishment of debt............................          (4.3)           ---           (2.4)           ---
                                                              -----          -----          -----          -----

Net loss.............................................          (2.7)         (19.0)          (0.7)          (2.9)
Deemed dividend......................................          (0.4)           ---           (0.2)           ---
                                                              -----          -----          -----          -----
Net loss available to common shareholders............          (3.1)%        (19.0)%         (0.9)%         (2.9)%
                                                              =====          =====          =====          =====

                          PHP HEALTHCARE CORPORATION


                             RESULTS OF OPERATIONS

              THE THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
              ---------------------------------------------------
                    THE THREE MONTHS ENDED JANUARY 31, 1997
                    ---------------------------------------

     The following table indicates revenue by the Company's divisions and the related percentage of total revenue:

                                  January 31, 1998        January 31, 1997
                                  ----------------        ----------------

                                 Revenue      % of       Revenue      % of
Division:                        (000's)      Total      (000's)      Total
---------                        -------      -----      -------      -----
Commercial Managed Care          $123,364      88.5      $28,033       55.1
Government Managed Care            16,069      11.5       22,810       44.9
                                 --------     -----      -------      -----

Total                            $139,433     100.0      $50,843      100.0
                                 ========     =====      =======      =====


     The Company's revenue more than doubled, increasing by 174.2% or $88.6 million to $139.4 million for the quarter ended January 31, 1998 compared to $50.8 million for the prior year quarter. This increase in revenue was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.

     Commercial Managed Care Division revenue increased more than fourfold, or $95.3 million, to $123.4 million for the quarter ended January 31, 1998, compared to $28.0 million for the prior year third quarter. The majority of this net increase, $91.7 million, is attributable to the Company's wholly owned subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE") which operates in the state of New Jersey. PHE's revenue increased because of $86.1 million in new revenue resulting from operations related to the recently concluded HIP transaction and a $5.6 million increase in the existing operational revenue with Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. Another increase in revenue of $2.1 million was provided by Virginia Chartered Health Plan, Inc. ("VACHP"), the Company's majority owned Medicaid HMO in Virginia, resulting from a 44% increase in member months compared with the prior year quarter. Revenue also increased by $1.5 million due to increased software sales at the Company's wholly owned subsidiary, Health Cost Consultants ("HCC"), resulting from the release of a windows-based version of HCC's primary software product.

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


     The Company's gross profit increased by $8.1 million, to $16.4 million for the quarter ended January 31, 1998, compared to $8.3 million for the prior year third quarter. As a percentage of revenue, gross profit decreased to 11.8% for the current year third quarter compared to 16.3% for the same period in the prior year. This decrease in gross profit as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which has a lower gross profit as a percentage of revenue. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care
Division.


     The Commercial Managed Care Division gross profit increased by $9.6 million, from $6.4 million during the prior year quarter ended January 31, 1997, compared to $16.0 million for the current year third quarter. The majority of this net increase, $9.6 million, resulted from an increase in operations at PHE, as discussed above. An additional gross profit increase of $1.4 million resulted from the increase in software sales at HCC, related to the new windows-based software version.

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


     General and administrative expenses increased by $1.2 million to $9.4 million for the quarter ended January 31, 1998 from $8.2 million for the prior year third quarter. As a percentage of revenue, general and administrative expenses decreased to 6.7% for the current year third quarter compared to 16.2% during the prior year third quarter. This decrease in general and administrative expenses as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which did not require a corresponding increase in general and administrative expenses. This $1.2 million increase in general and administrative expenses is reflective of the significant growth in the Company's business since the prior year third quarter.

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

     Operating income increased by $21.5 million to $7.0 million for the quarter ended January 31, 1998, from an operating loss of $14.5 million for the prior year third quarter. Operating margin increased to 5.1% from a loss of 28.6%. Operating income increased primarily due to the net gross profit increase and the one-time charges incurred during the prior year third quarter as discussed above.

     Interest expense increased by $2.5 million, to $3.9 million for the quarter ended January 31, 1998, from $1.4 million for the quarter ended January 31, 1997. The increase is due to the interest expense incurred on the amounts outstanding under the credit facility entered into to finance the HIP transaction. As described in the footnotes to the financial statements and in the "Liquidity and Capital Resources" section, that debt was repaid during the third quarter ended January 31, 1998 with the proceeds from the sale of the Series B Convertible Preferred Stock.

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

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     Earnings before extraordinary item increased by $11.9 million or $1.04 per share, to $2.3 million or $0.16 per share, from a loss of $9.6 million or $0.88 per share based on 14,266,000 and 11,005,000 diluted weighted average shares outstanding for the quarters ended January 31, 1998 and 1997, respectively.


     During the third quarter ended January 31, 1998, the Company incurred an extraordinary loss on early extinguishment of debt of $6.0 million, or $0.42 per share on a diluted basis. This extraordinary loss resulted from the repayment of the entire outstanding borrowings under a credit facility which was used to finance the Company's October 31, 1997 transaction with HIP. This credit facility was repaid with the $63.7 million in net proceeds resulting from the Company's December 1997 private placement of 70,000 shares of its Series B Convertible Preferred Stock. The Company incurred $3.0 million in cash bank fees, $6.85 million in non-cash fees related to stock warrants issued to the bank, and $150,000 in other related expenses to secure the credit facility. The $6.0 million extraordinary item represents the complete write-off of these credit facility costs after recognizing $725,000 as interest expense for the period borrowings that were outstanding under the facility, and after $3.246 million in income tax effect.

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

                             RESULTS OF OPERATIONS

              THE NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO
              --------------------------------------------------
                    THE NINE MONTHS ENDED JANUARY 31, 1997
                    --------------------------------------


     The following table indicates revenues by the Company's divisions and the related percentage of total revenues:


                                    January 31, 1998       January 31, 1997
                                    ----------------       ----------------

                                     Revenues   % of        Revenues   % of
Division:                            (000's)    Total       (000's)    Total
---------                            -------    -----       -------    -----
Commercial Managed Care              $200,425    79.9       $ 87,503    53.7
Government Managed Care                50,503    20.1         75,355    46.3
                                     --------   -----       --------   -----

Total                                $250,928   100.0       $162,858   100.0
                                     ========   =====       ========   =====

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Company's revenue increased by 54.1% or $88.1 million to $250.9 million for the nine months ended January 31, 1998 compared to $162.8 million for the prior year period. This increase in revenue was the result of an increase in the Commercial Managed Care Division offset by a decrease in the Government Managed Care Division.


     Commercial Managed Care Division revenue more than doubled, increasing by $112.9 million or 129.0%, to $200.4 million for the nine months ended January 31, 1998, compared to $87.5 million for the same period during the prior year. The majority of this net increase, $105.9 million, is attributable to the Company's wholly owned subsidiary, PHE, which operates in the state of New Jersey. This increase is the result of $85.6 million in new operational revenue and $5.4 million in transition revenue related to the recently concluded HIP transaction, and a $15.0 million increase in the existing operational revenue with BCBSNJ resulting from a change in that business relationship wherein on March 1, 1997, PHP began to provide globally capitated services. VACHP's revenue increased by $6.6 million resulting from a 53% increase in member months
compared with the same period in the prior year.   Additional revenue increases
totaling $8.4 million occurred as follows: (i) a $5.3 million increase in revenue from the Company's ISOC development, management, and operations related to its strategic ventures in Connecticut, Louisiana and Georgia, (ii) a $2.0 million increase in revenue resulting from a growth in activity at the Company's various employer health centers under management for Bethlehem Steel, GTE, and Northwestern Steel and Wire, and (iii) a $1.1 million increase in sales at the Company's wholly owned subsidiary, HCC, resulting from the release of a windows based version of its primary software product.

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

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     The Company's gross profit increased by 18.6% or $6.0 million, to $38.3 million for the nine months ended January 31, 1998, compared to $32.3 million for the prior year period. As a percentage of revenue, gross profit decreased to 15.3% for the current nine month period compared to 19.9% during the prior year. This decrease in gross profit as a percentage of revenue is a result of the growth in revenue from the HIP acquisition which has a lower gross profit as a percentage of revenue. Gross profit increased in the Commercial Managed Care Division and decreased in the Government Managed Care Division.


     The Commercial Managed Care Division gross profit increased by $10.4 million or 37.7%, from $25.2 million during the nine months ended January 31, 1997, compared to $35.6 million for the current year nine month period. The most significant cause of this increase, in the amount of $11.3 million, resulted from the operations and transition activities related to the recently concluded HIP transaction and additional operating revenues with BCBSNJ, as discussed above. For the nine month period ended January 31, 1998, gross profit also increased by $1.3 million compared to the prior year as a result of the Company's new business venture to establish a state-wide ISOC in Louisiana for a large physician organization. Offsetting these increases was a decrease of $3.4 million at CHP resulting from the reduction in member months and contractual premium rate.

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


     General and administrative expenses increased by $1.5 million to $24.1 million for the nine months ended January 31, 1998 from $22.6 million for the same period in the prior year. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the current year nine month period compared to 13.9% during the prior year. This decrease in general and administrative expenses as a percentage of revenue is a result of growth in revenue from the HIP acquisition which did not require a corresponding increase in general and administrative expenses. This $1.5 million increase in general and administrative expenses is reflective of the significant growth in the Company's business since the prior year period.

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


     Operating income increased by $19.7 million to $14.2 million for the nine months ended January 31, 1998, from an operating loss of $5.5 million for the prior year period. Operating margin increased to 5.7% from a loss of 3.0%. Operating income increased primarily due to the net gross profit increase and the one-time charges incurred in the prior year third quarter, as discussed above.


     Interest expense increased by $3.3 million, to $7.4 million for the nine months ended January 31, 1998, from $4.1 million for the nine months ended January 31, 1997. The increase is due to the interest expense incurred on the amounts outstanding under the credit facility entered into to finance the HIP transaction. As described in the footnotes to the financial statements and in the "Liquidity and Capital Resources" section, that debt was repaid during the third quarter ended January 31, 1998 with the proceeds from the sale of the Series B Convertible Preferred Stock.

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


     Earnings before extraordinary item increased by $9.3 million or $0.76 per share, to $4.5 million or $0.32 per share, from a loss of $4.8 million or $0.44 per share based on 13,951,000 and 10,986,000 diluted weighted average shares outstanding for the nine months ended January 31, 1998 and 1997, respectively.

     During the nine months ended January 31, 1998, the Company incurred an extraordinary loss on early extinguishment of debt of $6.0 million, or $0.43 per share on a diluted basis. This extraordinary loss resulted from the repayment of the entire outstanding borrowings under a credit facility which was used to finance the Company's October 31, 1997 transaction with HIP. This credit facility was repaid with the $63.7 million in net proceeds resulting from the Company's December 1997, private placement of 70,000 shares of its Series B Convertible Preferred Stock. The Company incurred $3.0 million in cash bank fees, $6.85 million in non-cash fees related to stock warrants issued to the bank, and $150,000 in other related expenses to secure the credit facility. The $6.0 million extraordinary item represents the complete write-off of these credit facility costs after recognizing $725,000 as interest expense for the period borrowings that were outstanding under the facility, and after $3.246 million in income tax effect.

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

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)

                        LIQUIDITY AND CAPITAL RESOURCES


     During the nine months ended January 31, 1998, operations provided $19.1 million in cash. This represents a $29.6 million increase in cash provided by operations when compared with the $10.5 million used by operations during the prior year nine month period.

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


     Financing activities provided $10.0 million in cash during the nine months ended January 31, 1998, compared to $0.8 million used during the prior year period, an increase in cash provided by financing activities of $10.8 million. The current year period includes: (i) net proceeds of $63.7 million from the sale of the Series B Convertible Preferred Stock, (ii) $40.0 million in bank term note repayments, (iii) $11.7 million in net revolving promissory note repayments, (iv) $3.1 million paid for debt issuance costs, (v) $2.6 million resulting from the sale of stock to a private investor, (vi) $2.4 million used to purchase treasury shares in connection with the BCBSNJ transaction completed in February 1997, (vii) $2.3 million in routine repayments on various notes payable, (viii) $2.0 million in net repayments of receivables from officers, primarily related to the repayment of amounts outstanding by the former CEO, and
(ix) $1.3 million in proceeds from the exercise of stock options.

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


     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in net proceeds to the Company of $63.7 million. See Note 6 for a complete description of the terms and conditions associated with this preferred stock placement. The proceeds of the offering were used to repay all outstanding borrowings under the Credit Agreement. Upon repayment of the outstanding borrowings under the Credit Agreement, the Company has available a $30 million revolving promissory note for working capital and other Company purposes.

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


PART II - OTHER INFORMATION (CONTINUED)
-------   -----------------

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

             (2) Private placement of Series B Convertible Preferred Stock and related agreements, filed January 6, 1998.

             (3)  Form 8-K/A to the 8-K dated as of November 17, 1997:
                  Repayment of outstanding borrowings using net proceeds from sale of Series B Convertible Preferred Stock, and historical and pro forma financial information required in connection with the HIP transaction, filed January 20, 1998.

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

                              PHP HEALTHCARE CORPORATION
                              --------------------------
                                    (Registrant)



                              By:    /s/ Anthony M. Picini
                                    ----------------------
                                    ANTHONY M. PICINI
                                    Executive Vice President and
                                    Chief Financial Officer



Date:  June 3, 1998

                          PHP HEALTHCARE CORPORATION

                                 EXHIBIT INDEX

Exhibit    Item                                                           Page
-------    ----                                                           ----

15.1       Letter of Coopers & Lybrand, L.L.P. regarding unaudited
           interim financial statements                                    32

27         Financial Data Schedule                                         33