Form 10-K
period 1998-04-30
PHP HEALTHCARE CORP
filed 1998-08-13
CIK 803568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998, OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number :   0-16235

                          PHP HEALTHCARE CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                         54-1023168
--------------------------------------------------------------------------------
     (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     11440 COMMERCE PARK DRIVE
          RESTON, VIRGINIA                                          20191
--------------------------------------------------------------------------------
    (Address of principal office)                                 (zip code)

      Registrant's Telephone Number, Including Area Code:  (703) 758-3600

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS:            NAME OF EACH EXCHANGE ON WHICH REGISTERED:
--------------------------------------------------------------------------------
   Common Stock, $0.01 par value                New York Stock Exchange
   with associated Preferred Stock
          Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on July 31, 1998 through the New York Stock Exchange) was approximately $34 million.

     There were 11,547,343 shares of common stock, $0.01 par value per share, outstanding as of July 31, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                               TABLE OF CONTENTS

ITEM                                                                                               PAGE
----                                                                                               ----
                                    PART I

Item 1.   Business................................................................................   1
Item 2.   Properties..............................................................................  16
Item 3.   Legal Proceedings.......................................................................  16
Item 4.   Submission of Matters to a Vote of Security Holders.....................................  17

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters................  19
Item 6.   Selected Financial Data.................................................................  20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...  22
Item 8.   Financial Statements and Supplementary Data.............................................  28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  28

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant......................................  28
Item 11.  Executive Compensation..................................................................  28
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................  29
Item 13.  Certain Relationships and Related Transactions..........................................  29

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................  29

                          FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Business-Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I

ITEM 1.   BUSINESS

     PHP Healthcare Corporation ("PHP" or the "Company") was organized as a Delaware corporation in 1986 and succeeded to the business of a predecessor corporation by merger in March 1986. The predecessor of PHP Healthcare Corporation was originally organized under Delaware law in 1976 and reincorporated under Missouri law in 1981. (Unless the context requires otherwise, the terms "Company" and "PHP" include PHP Healthcare Corporation, its subsidiaries and its predecessor corporation.)

COMPANY OVERVIEW

     A medical management company, PHP manages medical risk through the acceptance of global capitation arrangements with HMOs and other health care payors. The Company also offers a range of management services to the physician groups and hospitals that participate in provider-based networks developed by PHP. Because health care is a local service, PHP's managed delivery systems are tailored to the needs of individual communities and patient populations. Operating primarily in New Jersey, the District of Columbia and Virginia, PHP has more than 10,000 physicians employed or under contract and responsibility for more than 300,000 covered lives.

     PHP was originally founded as a company focusing on the provision of health care services to government agencies. PHP historically was comprised of two divisions: the Commercial Managed Care Division and the Government Managed Care Division. The Commercial Managed Care Division serviced the needs of third party payors, self-insured employers and providers through its integrated health care delivery networks and included the operations of its Medicaid health maintenance organizations ("HMOs"), D.C. Chartered Health Plan, Inc. ("CHP") and Virginia Chartered Health Plan, Inc. ("VACHP"). The operations of its Government Managed Care Division included the management of hospitals (both acute care and psychiatric), skilled nursing facilities, staffing services, outpatient surgery, and primary care settings.

     The Government Managed Care Division represented 99% of total revenue in 1992. It was at this time that the Company began applying the knowledge, expertise and skills which it had acquired in managing health care providers for government agencies to the commercial managed care market. As a result of this shift in emphasis, revenues from operations that had previously been reported as the Government Managed Care Division now represent LESS THAN 10% of total revenue based on results for the quarter ended April 30, 1998. Therefore, the Company no longer presents the Government Managed Care Division as a separate line of the business.

     The Company derives its revenues from globally capitated long-term contracts with health maintenance organizations, premiums from two Medicaid programs, fee for service billings for care provided directly to patients, as well as cost plus fee, percentage of revenue or percentage of savings arrangements. Global capitation arrangements now represent more than half of the Company's revenues, through contracts held by PHP's wholly-owned subsidiary, Pinnacle Health Enterprises (PHE). Under these arrangements, the Company, through its network of associated providers, is responsible for the majority of covered health care services to enrollees and contracts with hospitals and other healthcare providers for the balance of the covered services. Because the Company is obligated to provide medical services for fixed fees under globally capitated arrangements, PHP's profitability may vary, based on the ability of the Company and its associated providers to control the costs of the health care provided in return for such fixed fees.

     Revenues for the Company's two Medicaid HMOs take the form of monthly premiums for the Medicaid enrollees that have either chosen or been assigned to one of these plans. Premiums are set through contracts with the Medicaid departments and typically run for two or three years with cost of living escalations. Under these contracts, PHP is responsible for the delivery of health care to enrollees and contracts with hospitals and other health care providers for the balance of the covered services. Because the Company is obligated to provide medical services for fixed premiums, PHP's profitability may vary based on the ability of the Company and its contracted providers to control the cost of the health care providers in return for such premiums.

     In its markets, PHP affiliates with physicians, hospitals and other providers who are seeking the expertise and resources necessary to function effectively in health care markets which are evolving from fee-for-service to managed care payor systems. Although the Company is centered around the organization and management of primary care physicians, it is becoming increasingly important for the Company to create networks of associated providers such as hospitals, specialists, ancillary services, and pharmacies. The Company manages the operation of these networks by centralizing administrative functions and providing operating information systems to coordinate and integrate the delivery of health care through clinical protocols, utilization review, outcomes measurement and financial reporting. When the Company organizes primary care physicians and creates networks of associated providers, it offers medical group practices and independent physicians a range of affiliation models. These affiliations include the acquisition of physician practice assets, equity participation in the Company or affiliation on a contractual basis. The Company also has typically entered into long-term contracts with the affiliated hospitals and other ancillary providers which are part of its networks.

     Despite widespread consolidation in the hospital and physician communities, the markets in which the Company is operating remain highly fragmented. In most markets, integrated heath care delivery networks do not exist and the operational aspects of health care delivery often lack the centralized management and scale efficiencies enjoyed by large, well-managed service businesses. In addition, the physician community generally does not have access to capital or the integrated information systems that are necessary to effectively enter into risk sharing arrangements and to provide financial and clinical information desired by payors. Likewise, hospitals generally do not have such integrated information systems and are generally unwilling to assume risk for utilization they do not control. The environment has become increasingly complex for both physicians and hospitals with growing control by payors over practice patterns and patient flows. The cost pressures payors are experiencing are causing them to seek greater operational efficiencies and look for organizations that can accept financial risk for the delivery of health care. This desire by payors to share financial risk with providers has increased the need for management, information systems, capital and scale.

RECENT EVENTS

     Net Losses; Liquidity Issues. As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company incurred net losses of $47.6 million in 1998, of $4.0 million in 1997, of $4.0 million in 1995 and of $9.3 million in 1994.

     As a result of the decline in the Company's financial performance over the last few years, it is currently exploring alternatives for maintaining adequate liquidity. Under the terms and conditions of its credit facility, the Company is currently permitted to borrow up to $80 million. As of the date of this report, the Company has utilized the full amount of the credit facility in the form of $77 million in advances and $3 million in outstanding letters of credit. Additionally, as of April 30, 1998, as a result of the net loss in 1998 the Company was not in compliance with certain provisions of its credit facility. The Company is in discussions with its lender to waive current non compliance and to amend existing financial covenants to avoid expected future non compliance. The Company also plans to negotiate with its lender either to increase its borrowing capacity under its existing credit facility or enter into a new credit facility with increased borrowing capacity, or to pursue alternative financing sources. There can be no assurance that the Company will succeed in its attempt to increase its existing credit facility or obtain a new credit facility or obtain alternative financing sources, on satisfactory terms.

     The Company expects additional improvements to liquidity through: (i) continued vigorous pursuit of outstanding receivables including the Medicaid claim with the D.C. Department of Human Services ("DCDHS" or "Department") and Maryland Department of Public Safety and Correctional Services, (ii) the sale of non strategic business operations and other assets, and (iii) cost reductions from the elimination of inefficient practice sites and redundant administrative activities.

     Revision of Financial Statements. In June, 1998, the Company announced revised accounting treatment for two contracts entered into during fiscal years 1994 and 1995. The two contracts, a construction contract and a management contract, which were with the same party, were previously combined for purposes of revenue recognition. The Company has restated previously issued financial statements to account for these two contracts separately. As a result, the fiscal year 1995 financial statements have been restated to reduce revenue recognized by $6.9 million for certain cost overruns related to 1995 construction and start-up activities which would have been recovered prospectively under the two combined contracts. Furthermore, the Company has recorded additional contract loss reserves of approximately $915,000 in fiscal year 1995, resulting from the contracts being accounted for separately. This revised accounting treatment also results in the reduction of fiscal year 1996 revenues and direct costs by approximately $900,000 and $915,000, respectively. Immaterial adjustments to revenue were also recorded in fiscal year 1997.

     The Company also then announced revised accounting treatment for a 17-year lease of primary care facilities. Beginning in August 1997, the Company accounted for this lease as an operating lease. The Company has restated previously issued interim financial statements to account for this lease as a financing rather than an operating lease as a result of the Company's continuing involvement with the lessor. The effect of this restatement on net earnings and per share amounts for the nine months ended January 31, 1998 was immaterial. There is no effect on years prior to 1998.

     Stock Repurchase Plan. On April 28, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 3 million shares of Common Stock at prevailing prices at the discretion of Company management from time to time on the open market, through block purchases, or in privately negotiated transactions. As of April 30, 1998, the Company had repurchased 149,800 common shares at a cost of $2.6 million. From May 1, 1998 through July 27, 1998, the Company repurchased an additional 1,643,000 common shares at a cost of $21.8 million, including 1,000,000 common shares purchased from the Company's former chairman at a cost of $16.8 million. PHP also announced that its Board authorized management to explore the possibility of repurchasing some or all of PHP's Series B Convertible Preferred Stock through privately negotiated transactions, from time to time and at management's discretion. From June 3 through June 11, 1998, the Company repurchased 25,320 shares of the Series B Convertible Preferred Stock at a cost of $28.7 million.

     The number of additional shares to be purchased and the timing of the repurchases will depend upon the availability of funds, the price of the Common Stock, general market conditions, and other factors. There is no guarantee as to the exact number of shares to be repurchased, and the Company may discontinue repurchases at any time. Any repurchase of shares in the market will be funded through the Company's available cash and any borrowings under the Company's credit facility. Any shares repurchased may be held by a subsidiary or as treasury stock and may be available for reissuance in connection with the Company's stock option plans, conversions of existing convertible securities, or for other corporate purposes.

     Dilutive Effect of Series B Preferred Stock. As of July 31, 1998, of the 70,000 shares of Series B Convertible Preferred Stock originally issued (or reserved for issuance upon the exercise of warrants), 25,320 preferred shares had been repurchased by a subsidiary of the Company, 7,095 preferred shares had been converted into 1,275,653 shares of common stock, and 37,585 preferred shares remained issued and outstanding. The outstanding Series B Preferred shares have an aggregate liquidation preference of $37.6 million and are convertible into common stock at a floating conversion price equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount of up to 9%. Based on the current conversion price of $0.93 per share (equal to the 22-day low trading price of $1.00 less a 6.25% discount) the 37,585 outstanding shares of Series B Preferred Stock could be converted into up to approximately 40.4 million shares of common stock, subject to certain limitations.

     On July 29, 1998, the Company suspended conversion of the Series B Preferred Stock into common shares. The Company suspended conversion in part because the registration statement that was filed covering common shares to be issued upon conversion did not provide for enough common shares in light of the Company's current stock market price of less than $4.00 per share. In addition, as holders of Preferred Stock are limited in the number of shares that may be converted by the requirement that no such holder shall, following conversion, own more than 4.9% of the outstanding common stock of the Company, the Company is reviewing such holders' compliance with this requirement and other legal requirements. The current market price was such that conversion of the outstanding preferred shares would potentially result in approximately 85% of the holders exceeding the 4.9% limitation.

     Changes in Strategic Focus. The Company has decided to narrow its strategic focus and concentrate on its globally capitated contracts in New Jersey, its Medicaid HMOs in the District of Columbia and Virginia, and its employer-based managed care operations. In implementing that decision, the Company recently announced that it was discontinuing its correctional care line of business and would discontinue other government contract activities as current contracts expire. The Company also announced its withdrawal as a minority partner from three physician practice management joint ventures established over the past three years - Connecticut Health Enterprises, L.L.C., Georgia Health Enterprise, L.L.C., and LAMMICO Practice Management, L.L.C. As a result of the exit from these activities, the Company recorded reserves and charges of $12 million for the year ended April 30, 1998.

     Agreement with John Kluge. The Company has entered into an agreement with John W. Kluge permitting Mr. Kluge to acquire up to an additional 575,000 shares of common stock. The prior approval of the Company's Board was required so that Mr. Kluge could acquire beneficial ownership of more than 15% of the Company's outstanding common stock without becoming (i) an "Acquiring Person" under the terms of the Company's shareholder rights plan, or (ii) an "interested stockholder" under Section 203 of the Delaware General Corporation Law. Under the agreement, Mr. Kluge agreed that all shares of common stock acquired by him or his affiliates or associates after the date of the agreement would be voted, at the holder's option, either (i) in accordance with the recommendation of the Board of Directors of the Company, or (ii) pro rata in the same manner and proportion as the votes cast by other stockholders.

INDUSTRY

     The Health Care Financing Administration estimates that national health care spending now exceeds $1 trillion, with physicians controlling more than 80% of the overall expenditures. The American Medical Association reports more than 693,000 physicians are actively involved in patient care in the United States, with a growing number participating in multi-specialty or single-specialty groups. Expenditures directly attributable to physicians are estimated at $200 billion.

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

     As a result of the trends toward increased HMO enrollment and physician membership in group medical practices, health care providers have sought to reorganize themselves into health care delivery networks that are better suited to the managed care environment. Physician groups and Independent Practice Associations (IPAs) are joining with hospitals, pharmacies and other institutional providers in various ways to create vertically integrated delivery networks that provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These health care delivery networks agree with HMOs to provide hospital and medical services to enrollees pursuant to full risk contracts. Under these contracts, providers assume the obligation to provide both the professional and institutional components of covered health care services to the HMO enrollees.

     The Company believes many physicians are concluding that in order to compete effectively in such an emerging environment, they must obtain control over the delivery and financial impact of a broader range of health care services through global capitation. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services that they do not provide, such as hospitalization. Physicians and other providers are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as the Company, that offer skilled and innovative management, sophisticated information systems and capital resources. Many payors and their intermediaries, including governmental entities and HMOs, are increasingly looking to outside providers of physician and hospital services to develop and maintain quality outcomes, management programs and patient care data. While the acceptance of greater responsibility and risk provides the opportunity to retain and enhance market share and operate at a higher level of profitability, medical groups and independent physicians are concluding that the acceptance of global capitation carries with it significant requirements for infrastructure, information systems, capital, network resources and financial and medical management. As a result, providers and payors are increasingly turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

STRATEGY

     The Company's strategy is to meet the needs of a changing health care market by developing and managing integrated health care delivery networks which the Company believes enables it to deliver high quality, cost effective medical services in a managed care environment. In essence, the Company serves as an outsourcing option for both payors and providers who do not possess the network management skills, capital and independence to develop and manage an integrated health care delivery network. The key elements of this strategy include: (i) focusing on global capitation; (ii) creating and developing fully integrated health care delivery networks; (iii) utilizing information systems to enhance cost effectiveness and clinical outcomes; (iv) focusing on primary care physicians who represent the initial point of access into an integrated health care delivery network; (v) designing patient oriented programs; and (vi) developing new markets through selective acquisitions and joint ventures.

     Focusing on Global Capitation. The Company designs physician and hospital networks in a particular local market to meet the needs of HMOs and other managed care payors in specified service areas that are looking to globally capitate providers. The Company identifies and recruits primary and specialty care physicians and integrates such physicians with hospitals into a network that provides comprehensive medical coverage to enrollees. The Company seeks to benefit from the movement among employers and payors to reduce health care costs and the trend toward global capitation. The Company believes that its network structure and management techniques enable it to effectively contain costs and negotiate favorable global capitation and risk-sharing arrangements through implementation of information networks, utilization and quality management networks, referral procedures, risk management programs, and assistance with physician credentialing and contracting with payors.

     Creating and Developing Fully Integrated Health Care Delivery Networks. The Company designs and develops provider networks and physician practice management capabilities centered around the primary care provider. Each multi-specialty provider network is designed to meet the specific medical needs of a targeted community. The Company believes that these networks can (i) provide physicians and hospitals with greater access to managed care contracts by facilitating contractual relationships with multiple HMOs, (ii) establish a single point of entry into an integrated heath care delivery network for HMOs and other payors, and (iii) offer patients a comprehensive range of medical care in convenient locations through primary and specialty providers conveniently located in target markets.

     Utilizing Information Systems. The Company's information systems enable physicians, nurses, hospitals, insurance companies, administrators and others involved in patient care to share information on a timely basis without duplication. Information is collected on all aspects of each patient encounter within the integrated health care delivery network, including measures reflecting clinical outcomes, access, service availability, cost-efficiency, and patient satisfaction. Physicians are directly assisted in the exam room with an automated patient record that is electronically updated with progress notes and other data, such as laboratory results. An outcomes tracking system provides information on patient satisfaction, patient health status and ambulatory care and hospital outcomes. The utilization review/case management system provides critical information regarding the need for referrals and the management of high cost episodes of care. Finally, a data warehouse/repository provides physicians with a longitudinal medical record, containing complete medical records of all patients. It provides administrators with complete clinical and financial records of each encounter of every member of the integrated health care delivery network, which allows both fixed and ad hoc reporting capabilities for comparing physician performance within the network, as well as "benchmark" comparisons of financial and clinical performance of the integrated health care delivery network to other health care plans.

     Focusing on Primary Care Physicians. The Company's strategy is to acquire or to affiliate (on an exclusive basis where appropriate) with primary care physicians which the Company believes are increasingly the principal determinants of the location of patient care and the amount and degree of ancillary services, including referrals to specialists. The primary care physician represents the initial point of access into a fully integrated health care delivery network in which, in many cases, the primary care physician is capable of providing similar levels of quality of care for significantly less cost than specialist providers. PHP's integrated health care delivery networks are based on a foundation of primary care physicians and related care-givers who are employed, managed by, or contracted with the Company, and who deliver care primarily at Company-owned or managed primary care facilities and offices. These centers generally provide laboratory, radiology and pharmacy services in addition to primary care physician and nursing services. Purchasing, billing, payroll and all administrative functions are performed and managed by experienced executive and administrative personnel, freeing physicians and other care-givers to devote their time to patient care.

     Designing Patient Oriented Programs. PHP's integrated health care delivery networks are constructed with the recognition that the need and demand for costly health care services are, to a large degree, generated by the decisions and actions of patients. PHP has the ability to manage patient-oriented educational programs. Disease-specific offerings, wellness training, prevention programs, decision assist programs, after hours nurse triage and other components are all integrated into the network. The result is an integrated health care delivery network that empowers patients to become knowledgeable and active participants who, in partnership with their providers, optimize decisions affecting resource utilization, as well as individual health and productivity.

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

OPERATIONS

     Through fiscal 1993, PHP operated almost exclusively as a provider of health care services to federal, state and local government agencies. During the past five fiscal years, however, the Company has invested significant resources to refocus its business from that of a government contractor to that of a full service managed care company. Because the revenues from what had historically been reported separately as the Government Management Care Division are now immaterial in relationship to total revenues, the Company no longer reports these amounts separately. The following is a description of the major operations of the Company.

     Health Insurance Plan of New Jersey, Inc. On July 24, 1997, the Company announced a strategic alliance with Health Insurance Plan of New Jersey, Inc. ("HIP") through its subsidiary, Pinnacle Health Enterprises, L.L.C. ("PHE"). Effective October 31, 1997, the Company completed the acquisition of 18 health care centers and related assets from HIP of New Jersey, Inc., a New Jersey not-for-profit health maintenance organization for approximately $84 million including transaction costs. In connection with the acquisition, the Company entered into a Health Services Agreement with HIP, pursuant to which PHP arranges for the provision of health care services for more than 190,000 HIP members on a capitated basis. In addition to arranging for medical care, the Company has also been delegated the responsibility for certain administrative functions, including provider relations, utilization management and claims payment. The Health Services Agreement has a 20-year term and may be renewed for successive 5-year periods. This agreement also permits HIP to buy out the agreement after December 31, 2000 and prior to December 31, 2003, at a price equal to the greater of (i) the unamortized purchase price paid by the Company, or (ii) the value of the agreement through the end of the initial 20-year term. The capitation payments made by HIP to the Company under the Health Services Agreement are calculated as a percentage of the premiums collected by HIP. The applicable percentage of premiums the Company receives from HIP decreases gradually over the first five years of the agreement and remains fixed for the last 15 years of the agreement. Based upon HIP's current premium rates and enrollment, the Company is currently receiving capitation payments and other revenues of approximately $28 million per month from HIP.

     Blue Cross and Blue Shield of New Jersey. In December 1996, the Company, through PHE, entered into an agreement to purchase from Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") ten primary care facilities located throughout New Jersey. The closing of this transaction occurred on February 28, 1997. These health centers, along with the 18 health centers purchased from HIP of New Jersey, serve as the cornerstone of a provider sponsored integrated health care delivery network operated on a non-exclusive basis for BCBSNJ, HIP of New Jersey, and other third party payors, including HMOs.

     The ten health centers referred to above have been sold to a real estate investment trust and are being leased by PHP. In addition, the physicians employed at the health centers are employed by a professional medical group affiliated with PHP. Also, PHP and BCBSNJ entered into a network provider agreement pursuant to which PHP arranges for the provision of certain health care services to approximately 25,000 enrolled BCBSNJ beneficiaries through global capitation based on market rates, with certain guarantees.

     D.C. Chartered Health Plan, Inc. Through its wholly-owned subsidiary, D.C. Chartered Health Plan, Inc., a licensed HMO in the District of Columbia ("CHP"), the Company provides health care services to Medicaid beneficiaries in the District of Columbia. CHP currently provides health care services to approximately 21,000 beneficiaries receiving assistance under the Aid to Families with Dependent Children (AFDC) program and approximately 700 commercial employees and their dependents. Under its current contract with the DCDHS, the Company is entitled to payment for its services on a capitated-rate-per-enrollee basis.

     Each member enrolled in CHP is assigned a primary care physician. CHP has over 1,100 physicians under contract, including 215 primary care physicians (eight of whom exclusively support CHP). CHP's members receive prescriptions, health education, nutrition counseling, transportation to and from appointments, and, when necessary, referrals to specialists and hospital services. Following CHP's acquisition by PHP, the Company installed key elements of its integrated health care delivery network to support the health plan, including network development, utilization review and quality assurance services. As PHP's integrated health care delivery networks continued to evolve, additional capabilities have been implemented at CHP, including the Company's information systems. In March 1995, PHP opened a primary care health center in the District of Columbia. In December 1997, a second primary care health center opened. The Chartered Family Health Centers ("Health Centers") are modeled on PHP's integrated health care delivery networks. CHP also contracts with nine D.C. hospitals which are included in the network. The Health Centers have full-time staffs of board certified family, pediatric, obstetrics/gynecology and internal medicine physicians. CHP's staff also includes nurses, radiology and laboratory technicians, pharmacists and medical assistants.

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

     Through July 1997, CHP was reimbursed under a provider agreement with the Department, whereby CHP received a monthly fixed, per capita fee divided between a risk and non-risk portion for services provided to AFDC and AFDC-related Medicaid enrollees. Under the agreement, the capitated fee was allocated to a non-risk portion covering physician, outpatient, and other services and a risk portion covering inpatient hospital services. At the end of each contract period, for the non-risk portion, CHP provided an accounting of its costs and services to enable the Department to determine the final amount due to CHP or the Department under the agreement. The non-risk portion of the capitation fee could not exceed the federal fee-for-service upper payment limit for covered Medicaid services. CHP assumed full financial risk for inpatient hospital services and assumed all gains or losses from the provision of such services. The agreement required CHP to maintain an escrow account in an amount based on its estimated expenditures, which the Department could use to recover capitation payments and the cost of care for enrollees in the event of a default. The Department reserved the right to terminate the agreement if a default occurred. The agreement was subject to annual renewals.

     Prior to April 1996, the terms of the Company's contracts with DCDHS provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology. However, in April 1996, the United States Congress enacted legislation which required these contracts to be settled retroactively on a capitated rate-per-enrollee or "risk" basis for the period October 1, 1991 through October 1, 1999. Following enactment of this legislation, the Company entered into negotiations with the District of Columbia in an attempt to agree on the retroactive amounts due for the 1992 through 1994 contract periods. The Company and the District of Columbia were unable to agree on the capitation rates to be applied to the Company's contract during this period. The Company claimed that it was entitled to approximately $37.5 million in additional capitation payments, based on the capitation rates set by actuaries for the Department and the Health Care Financing Administration and actually paid by the District of Columbia to other managed care organizations during fiscal 1994. The District of Columbia, however, took the position that the Company was entitled to use capitation rates based upon a retroactive cost study completed in 1996. In February 1997, the Company and the District of Columbia agreed to settle the outstanding claims related to the 1992 and 1994 contract periods for $18.9 million. Although the settlement agreement was signed by representatives of the Company and the Commission on Health Care Finance, the District of Columbia's Chief Financial Officer ("DCCFO") has refused to approve the payment. Instead, the DCCFO offered the Company $6.2 million, which is substantially less than the amount to which the Company believes it is entitled. As a result of the impasse, for the third quarter of fiscal 1997, the Company determined to recognize reserves of $9.8 million against its receivables from the District of Columbia, principally related to services provided during the 1992 to 1994 contract periods. Additionally, the Company has amounts due under contract periods subsequent to 1994. The Company has filed a claim with the District aggregating $62 million for all amounts due from the District of Columbia. The Company intends to pursue vigorously all remedies available to it in connection with this matter, including litigation. However there can be no assurance that such remedies will be successful.

     Medicaid beneficiaries in the District of Columbia are required to enroll in an approved managed care plan, one of which is CHP. Those beneficiaries who do not voluntarily select a managed care plan will be assigned to a default plan. CHP has entered into a contract with the District of Columbia, effective May 1, 1998, under which CHP will be designated as the default plan for one-seventh of the Medicaid beneficiaries who do not voluntarily select a plan. At this point, it is not possible to estimate how many enrollees will be assigned to CHP.

     Virginia Chartered Health Plan, Inc. Virginia Chartered Health Plan, Inc. ("VACHP") is a joint venture owned 70% by the Company and 30% by University Health Services, Inc., an affiliate of the Medical College of Virginia. VACHP is a licensed HMO in the Commonwealth of Virginia and currently provides health care services under various contracts to approximately 14,500 enrolled Medicaid beneficiaries in the Richmond and Tidewater areas of Virginia. PHP began operating VACHP in October of 1995. Effective January 31, 1996, PHP completed the sale of a 30% interest in VACHP to University Health Services for $3 million. By joining with University Health Services, the Medical College of Virginia hospitals and other network hospitals, PHP provides its HMO beneficiaries with high quality, cost-effective services. VACHP is modeled after CHP and is supported by management services of PHP and CHP to capitalize on their experience, management networks, data information services and other resources. In addition, the Company has completed an extensive provider network agreement to utilize Medical College of Virginia hospitals and more than 1,200 staff physicians in patient care and medical management. VACHP was originally capitalized by PHP in October of 1995 for $3.7 million. Total capitalization following the sale to University Health Services remains at $3.7 million.

     Corporate Health Centers. The Company has introduced key elements of its integrated health care delivery network to self-insured employers through its contracts to deliver employer-sponsored health care at primary care facilities developed and operated by PHP. The Company's corporate health center contracts generally provide for PHP to design, construct, equip and operate the centers. The Company operates two family practice centers in the Tampa/Clearwater, Florida service area for GTE Corporation ("GTE"), and one family health venture for Bethlehem Steel Corporation ("Bethlehem") near its Pennsylvania headquarters, and one family health center for Northwestern Steel & Wire Company ("Northwestern") in Sterling, Illinois. In all three locations, PHP also developed outside provider networks of medical and surgical specialists to complement the primary care services offered in the centers. PHP also provides occupational healthcare services for Chrysler Corporation employees under contracts with two assembly facilities. The Company's corporate health center contracts provide for payment based on a cost-reimbursement-plus-fixed-fee, or fixed-rate per labor hour basis and generally contain terms ranging from three to five years. The GTE and Bethlehem contracts are in the process of being renewed, and there is no guarantee that the Company will be successful in maintaining these contracts.

     Joint Ventures. Beginning in 1995, the Company pursued a strategy of establishing and managing integrated health care delivery networks through alliances with physicians, hospitals and other providers. From 1995 through 1997, three such joint ventures were established and managed by the Company in Connecticut, Georgia and Louisiana. However, in connection with the Company's recent determination to refocus its business, the Company has discontinued these activities.

     In 1995, Connecticut Health Enterprises, L.L.C. ("CHE") was originally formed as a joint venture among the Company, St. Vincent's Health Services, Inc., and the Daughters of Charity National Health System, Inc. and later was expanded to include Stamford Health Systems, Inc. This enterprise was not developing market share as quickly as the original business plan projected. Consequently, in January 1998, the Company and the local market joint venture partners agreed that the Company would terminate its involvement with CHE and allow local management to assume responsibility for the enterprise, consistent with the intentions of the original business plan, but at an accelerated time frame. The value of the Company's 30% ownership interest in CHE remains under negotiation, and will be resolved through a formal arbitration process.

     In 1996, Georgia Health Enterprise, L.L.C. ("GHE") was formed as a joint venture between the Company and St. Mary's Health Care System, Inc. In 1997, LAMMICO Practice Management, L.L.C., was formed as a joint venture between the Company and Louisiana Medical Mutual Insurance Company. In 1998, the Company transferred its interest in GHE to St. Mary's and the management agreement between GHE and the Company was terminated. Also in 1998, the Company decided to turn over management of LAMMICO Practice Management, L.L.C. to the local partner and this transition will be completed in 1999.

     Government Contracts. Although it no longer represents a significant portion of the Company's revenues, PHP still provides a wide variety of health care services under various contracts with government agencies. Under its government contracts, the managed care resources within the Company are utilized to operate primary care centers, build integrated delivery networks of providers and recruit staff and provide various health care professionals. The Company's government contracts are generally awarded for a base period of less than one year, have two to four one-year renewals at the option of the government agency and generally may be modified or terminated for the convenience of the government agency at any time during the contract. In June 1998, the Company's contract with the Maryland Department of Public Safety and Correctional Services was terminated because certain equitable adjustments to the reimbursement rates related to unilateral changes in contractual services made by the Maryland Department of Public Safety and Correctional Services were not agreed to. The Company has decided not to pursue additional correctional care contracts.

LIMITATIONS ON REIMBURSEMENT

     A major portion of the Company's revenue is derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1998, approximately 15% of the Company's revenue was derived from the Medicaid program, a cooperative state-federal program for medical assistance to the needy and approximately 46% of the company's revenue was derived from its new contract with HIP of New Jersey. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhanced operating efficiencies, or that any such enhancement of operating efficiencies would occur. Third party payors may also deny reimbursement if they determine that a treatment was not performed in accordance with the cost-effective treatment methods established by such payors, was experimental, or for other reasons. In addition, funding for governmental programs, such as Medicaid, is under increased scrutiny.

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

     State Regulation of HMOs. The Company's Medicaid HMO in the District of Columbia is subject to the licensure and other regulatory requirements set forth in the District of Columbia's Health Maintenance Organization Act of 1996 (the "Act"). The Act became effective on April 9, 1997. Pursuant to the Act, the Company obtained a full license in December 1997 to operate as an HMO in the District of Columbia.

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

COMPETITION

     The health care industry is highly competitive, and is subject to continuing changes in the provision of services and the selection and compensation of providers. Generally, PHP competes with any entity that contracts with payors for the provision of prepaid health care services, and also competes with other companies, including Physician Practice Management companies ("PPMs"), which provide management services to health care providers. PHP also competes with other companies for acquisition, affiliation, and other expansion opportunities, with national, regional and local providers and payors. Certain competitors are significantly larger and better capitalized that PHP, provide a wider variety of services, have greater experience in operating integrated healthcare delivery networks, and have longer established relationships with buyers of such services, than does the Company.

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

EMPLOYEES

     As of July 31, 1998, the Company, including its affiliated professional entities, employed approximately 3,300 people approximately 2,400 of whom were employed on a full-time equivalent basis.


                                 RISK FACTORS

     In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company and its business.

HISTORICAL LOSSES

      The Company reported net losses of $47.6 million, $4.0 million, $4.0 million and $9.3 million for the fiscal years ended April 30, 1998, 1997, 1995 and 1994, respectively. Although the Company was profitable for the fiscal year ended April 30, 1996, there can be no assurance that it will operate profitably in the future, or have earnings or cash flow sufficient to comply with the financial covenants to which it is subject or to cover its fixed charges. As a consequence of the loss reported in fiscal 1994, the Company failed to comply with certain financial covenants under its credit agreement. The Company obtained waivers for such noncompliance and the Company's bank modified the applicable financial covenants. As of April 30, 1998, the Company was not in compliance with certain provisions in its current credit agreement. The
Company is in discussions with its lender to waive current non compliance and to amend existing financial covenants for the Company to avoid expected future non compliance. There can be no assurance that the Company will succeed in its attempt to obtain a waiver of its non compliance with certain provisions in the credit facility and obtain an amendment of existing financial covenants in the credit facility. Any failure by the Company to comply with the provisions contained in its credit agreement (or in any replacement credit facility) could result in a default under such facility which could have an adverse effect on the Company's business, financial condition and results of operations.

EFFECT OF SERIES B CONVERTIBLE PREFERRED STOCK

     Potential Dilution. The exact number of shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock depends on the Conversion Price in effect at the time of conversion. Because the Conversion Price is equal to the lowest reported trade over a specified period of trading days adjusted for a certain discount, the number of shares of Common Stock issuable upon conversion will vary inversely with the market price of the Company's Common Stock. Holders of the Common Stock will be diluted by any issuances of Common Stock upon conversion of the Series B Convertible Preferred Stock and may be substantially diluted depending upon the market price of the Common Stock.

     As noted above, the exact number of shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock cannot currently be determined but such issuances will vary inversely with the market price of the Common Stock, and such shares will be issued at a discount which increases to 9% if Series B Convertible Preferred Stock is held through December 1, 1998. The current holders of Common Stock will be diluted by issuances of Common Stock upon conversion of the Series B Convertible Preferred Stock to an extent that depends on the future market price of the Common Stock, the timing of conversion of Services B Convertible Preferred Stock and exercise of the related placement agent warrants, and whether the Company opts to pay cash in lieu of additional shares of Common Stock upon conversion of Series B Convertible Preferred Stock. The potential effects of any such dilution on the existing shareholders of the Company include the significant diminution of the current shareholders' economic and voting interests in the Company. In addition, pursuant to the terms of the Series B Convertible Preferred Stock purchase agreement and depending upon the Conversion Price, the Company may be required to register additional shares of Common Stock to cover the conversion of the Series B Convertible Preferred Stock. The registration and sale of such additional shares of the Common Stock of the Company, or the prospect thereof, could have a adverse affect on the market price of the Common Stock.

     Potential Liquidated Damages Claim. Pursuant to the Preferred Stock Investment Agreements entered into between the Company and the holders of Series B Convertible Preferred Stock, the Company agreed to use its best efforts to have a registration statement declared effective by April 1, 1998. The Preferred Stock Investment Agreements state that, if the registration statement is not effective by April 1, 1998, the Company will be required to make cash payment to the holders equal to 3% of the purchase price for the Series B Preferred Stock for each 30-day period thereafter until the Registration statement is effective (pro-rated as to a period of less than 30 days). The registration statement was declared effective on June 10, 1998. Accordingly, under the terms of the Preferred Stock Investment Agreements, the Company would be required to pay an aggregate amount of approximately $2,301,960 to holders of the Series B Preferred Stock after adjusting for the repurchase of 25,320 shares of Series B Preferred Stock and the waiver of the penalty by holders of 11,130 shares of the outstanding Series B Convertible Preferred Stock. Penalty payments totaling $387,360 covering the period from June 1, 1998 through June 9, 1998, were made to holders of Preferred Stock as of June 1, 1998 that were not repurchased by the Company. The Company believes that the liquidated damages provision constitutes an unenforceable penalty for April and May and intends to challenge any attempt to enforce the provision. The Company is seeking waivers of this provision from the holders of the Series B Convertible Preferred Stock. There can be no assurance that the Company will be successful in obtaining waivers from the holders of Series B Convertible Preferred Stock or that the Company will prevail in establishing that the provision is unenforceable. The enforcement of the liquidated damages provision against the Company could have a material adverse effect on the Company's financial condition and results of operations. SEE "--LEGAL PROCEEDINGS."

     Suspension of Conversion. As discussed, on July 29, 1998, the Company suspended conversion of the Series B Preferred Stock into common shares. To the extent holders of the Series B Preferred Stock assert claims against the Company for such action, the Company may be subject to litigation expense and potential damages in the event of an adverse judgment or settlement. Such amounts could have a material adverse effect on the Company's financial condition and results of operations.

CAPITATED NATURE OF REVENUE

     The Company provides a portion of its services on a capitated basis, and the Company intends to negotiate additional capitated agreements with managed care organizations or assume such contracts in connection with its affiliation with primary care practices. Such contracts, typically referred to as "risk sharing" or "globally capitated" contracts, are arrangements between the Company and a managed care organization under which the Company agrees to provide certain health care services, as required by members of such managed care organization, in exchange for a fixed fee per member per month. Under these contracts, the Company bears the risk that the cost of the services it is required to provide will exceed the fixed fees it is entitled to receive. In order for such risk sharing and globally capitated contracts to be profitable for the Company, the Company must effectively manage the utilization rate of primary care services, specialty physician services, and hospital services delivered to members of the managed care organization. There can be no assurance that the Company will receive fees under such risk sharing arrangements which will permit it to recover the costs of the health care services it will be required to provide.

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

DEPENDENCE ON CERTAIN RELATIONSHIPS

     The Company derives its revenues principally from three customers, HIP comprising 46%, the District of Columbia comprising 9%, and Blue Cross/Blue Shield of New Jersey comprising 8%, of total revenues in fiscal 1998. The termination or loss of the Health Services Agreement with HIP or the contracts with the Department or with BCBSNJ would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any failure of any such customer to fulfill its obligations to the Company could have a material adverse effect on the Company's business, financial condition and results of operation.

RISKS ASSOCIATED WITH CERTAIN RECEIVABLES

     The Company's accounts receivable as of April 30, 1998 include gross amounts due from DCDHS and the United States Department of Health and Human Services totaling $24.1 million related to the cost settlement for the three-year contract period ended September 30, 1994, and related to the cost settlement for the contract period beginning October 1, 1994. In the quarter ending January 31, 1997, the Company established a reserve of $9.8 million against its Medicaid receivable from DCDHS, principally relating to services provided during the period 1992 through 1994, resulting in a net receivable of $14.3 million. Additionally, the Company's accounts receivable as of April 30, 1998 include gross amounts due from the Maryland Department of Public Safety and Correctional Services ("MDPSCS") of $5.0 million related to a formal contract claim. The Company cannot predict when or whether any of the unreserved amounts will be paid. The failure of the Company to collect such amounts would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

     A major portion of the Company's revenues is derived from third party payors, such as governmental programs, private insurance plans and managed care organizations. In particular, for the year ended April 30, 1998, approximately 15% of the Company's revenues were derived from the Medicaid program, a cooperative state-federal program for medical assistance to the needy and approximately 46% of the Company's revenues were derived from its new contract with HIP of New Jersey. Reflecting a trend in the health care industry, third party payors increasingly are negotiating with health care providers such as the Company concerning the prices charged for medical services, with the goal of lowering reimbursement and utilization rates. There can be no assurance that any future reduction in reimbursement rates would be offset through enhanced operating efficiencies, or that any such enhancement of operating efficiencies would occur. See "Business-Limitations on Reimbursement."

GOVERNMENT REGULATION

     Uncertainty Related to Regulatory Environment. Virtually all aspects of the health care industry are subject to extensive federal and state regulation. Various federal and state laws, which are interpreted and enforced by courts and regulatory authorities with broad discretion, regulate the relationships between the Company and its affiliated physicians, hospitals and ancillary health care providers. These laws include (i) the anti-fraud and abuse provisions of the Medicaid and Medicare statutes, which prohibit certain business practices and relationships that may affect the provision and cost of health care services reimbursable under the Medicaid and Medicare programs, including the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of patients or for the provision of goods or services; (ii) the anti-kickback provisions of the Social Security Act, which restrict physician referrals to certain providers, including hospitals, with which the physician has a financial arrangement; (iii) the laws of some states, which prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from engaging in the practice of medicine; (iv) the laws of most states, which regulate the business of insurance and the operation of HMOs; (v) federal antitrust laws, which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market; and
(vi) federal and state civil and criminal statutes which prohibit health care providers from fraudulently or wrongfully overcharging governmental or other third party payors for health care services. Violations of these laws could result in substantial civil or criminal penalties, exclusion from the Medicaid and Medicare programs, and suspension or debarment from obtaining government contracts. Although the Company seeks to structure its operations and arrange its business relationships so as to comply with all applicable legal requirements (including the laws and regulations mentioned above), there can be no assurance that, upon review of the Company's business, courts or regulatory authorities might not adopt or assert a contrary position, that the Company's present or future operations might not be successfully challenged as violating, or determined to have violated, such legal requirements, or that new laws and regulations, or the interpretation of existing laws and regulations, might not require the Company to restructure some or all of its operations or adversely effect the Company's business relationships. Any such result could have a material adverse effect on the Company. SEE "BUSINESS-GOVERNMENT REGULATION."

     Potential Federal and State Investigations. As part of the pervasive regulation of the health care industry by federal and state governments, these governments have begun intensive investigations and audits of health care providers to determine whether the providers are overcharging on medical services and procedures for Medicare and Medicaid patients. In cases in which the overcharging is deemed intentional and meets other criteria, the federal or state government may seek criminal, civil, or administrative sanctions against health care providers. This could result in exclusion from the Medicare and Medicaid programs and could result in suspension or debarment from government contracts. Any such exclusion, suspension or debarment of the Company could have a material adverse effect upon the Company's business. SEE "BUSINESS-GOVERNMENT REGULATION."

     Truth in Negotiations Act. Under the Truth in Negotiations Act, the federal government is entitled for three years after final payment on certain negotiated contracts or contract modifications to examine all of the Company's cost records with respect to such contracts to determine whether the Company furnished complete, accurate, and current cost or pricing data to the government in connection with the negotiation of the price of the contract or modification. The federal government also has the right for up to six years after final payment to seek a downward adjustment to the price of a contract or modification if it determines that the contractor failed to disclose complete, accurate and current data.

     Uncertainty Relating to Health Care Reform. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation thus far, there are currently numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the Company. See "BUSINESS-GOVERNMENT REGULATION."

DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS

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

COMPETITION

     The health care industry is highly competitive, and is subject to continuing changes in the provision of services and the selection and compensation of providers. Generally, PHP competes with any entity that contracts with payors for the provision of pre-paid health care services, and also competes with other companies, including Physician Practice Management companies ("PPM's"), which provide management services to health care providers. PHP also competes with other companies for acquisition, affiliation, and other expansion opportunities, with national, regional and local providers and payors. Certain competitors are significantly larger and better capitalized than PHP, provide a wider variety of services, have greater experience in operating integrated healthcare delivery networks, and have longer established relationships with buyers of such services, than does the Company.

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

SUBSTANTIAL INDEBTEDNESS

     The Company's indebtedness is substantial in relation to its stockholders' equity. At April 30, 1998, the Company's total long-term debt, net of current portion, accounted for 63.9% of its total capitalization.

VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has experienced a high degree of volatility. There can be no assurance that such volatility will not continue or become more pronounced. In addition, recently the stock market has experienced, and is likely to experience in the future, significant price and volume fluctuations which have affected the market price of the Common Stock and could continue to adversely affect the market price of the Common Stock. The Company believes that factors such as quarterly fluctuations in the financial results of the Company or its competitors, adverse publicity, changes in general conditions in the industry, the overall economy and the financial markets could cause the price of the Common Stock to fluctuate substantially.

CONTROL BY MANAGEMENT AND CERTAIN STOCKHOLDERS

     Certain of the Company's executive officers and directors and related entities currently hold an aggregate of approximately 12.5% of the outstanding Common Stock (24.7% including shares issuable upon the exercise of options or the conversion of convertible securities held by such persons and exercisable or convertible within 60 days) as of July 31, 1998, and may exercise a controlling influence over the outcome of matters submitted to the Company's stockholders for approval. Moreover, such executive officers, directors and related entities collectively may have the power to delay, defer or prevent a change in control of the Company.

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

RISKS ASSOCIATED WITH "FORWARD-LOOKING" STATEMENTS

     This Prospectus contains and incorporates by reference certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, liquidity and capital resources. Investors in the Common Stock offered hereby are cautioned that reliance on any forward-looking statement involves risk and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified in the risk factors discussed above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 2. PROPERTIES

     As of July 31, 1998 the Company leased facilities for the provision of medical services and for its corporate headquarters and other administrative offices at 35 locations in seven states covering an aggregate of approximately 742,000 square feet of space. The leases expire at various dates from fiscal years 1999 to 2044. Of this amount, approximately 90,000 square feet is for its corporate headquarters in Reston, Virginia. All of the clinic facilities are modern and well maintained. The Company considers these facilities to be adequate for fulfilling their intended purpose.

     In addition to leased facilities, the Company owns eight parcels of real property on which it has constructed facilities to provide services. These facilities are located in two states and cover an aggregate of approximately 122,000 square feet. All properties are subject to mortgages related to the Company's primary credit agreement. See note 4 of Notes to Consolidated Financial Statements.

     The Company owns six buildings, totaling 59,000 square feet, none of which are currently used to provide healthcare services. Five of these buildings have been leased for three to five years periods ending in the year 2003. The Company is actively pursuing tenants and/or buyers for the sixth.

     The Company also leases three facilities, totaling 22,000 square feet, that were formerly used for the provision of medical services. These leases expire in fiscal years 1999 through 2003. The Company is actively pursuing tenants to sublease these facilities.

     See Note 15(a) of Notes to Consolidated Financial Statements for information concerning the Company's lease rental obligations.

ITEM 3.   LEGAL PROCEEDINGS

     A class action lawsuit was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Central District of California on March 9, 1998, Civil Action No. 98-1658, on behalf of all persons who purchased or otherwise acquired Common Stock between December 11, 1995 and March 10, 1997. The Complaint alleges that the Company issued false and misleading financial statements and press releases concerning the Company's income and earnings, including the results of the Company's wholly owned HMO subsidiary, Chartered Health Plan. In particular, the suit challenges the Company's recognition of certain revenue and accrual of certain receivables under the Company's 1994 contract with the Department. The suit also challenges the Company's accounting for claims payable reserves relating to its HMO business.

  On or about June 23, 1998, plaintiffs filed an amended complaint seeking to represent all persons who purchased the Company's common stock between July 27, 1995 and May 13, 1998. The amended complaint alleges that the Company also improperly accounted for expenses and receivables under its contract with BCBSNJ and improperly accounted for the subsequent acquisition of the BCBSNJ facilities. Plaintiffs further allege that the Company failed to disclose adequately its alleged obligation to pay penalties in connection with its failure to have registered stock by April 1, 1998 under the various Preferred Stock Investment Agreements and concealed the fact that it had established no reserves for the penalty. The amended complaint also includes the allegations in the original complaint concerning the contract with the Department and claims payable reserve.

  Another suit, Richman v. PHP Healthcare Corporation, et al., was filed in Los Angeles Superior Court seeking relief under Section 10(b) of the Securities Exchange Act, and under state law, in connection with alleged statements relating to Chartered Health Plan. The Plaintiff claims to have been damaged in excess of $800,000. The Company removed the suit to the United States District Court for the Central District of California, No. 98-2797 SVW. The suit does not seek class action relief. On July 27, 1998, the Court granted the Company's motion to dismiss, with leave to file an amended complaint. An amended complaint was subsequently filed.

  The Company intends to vigorously defend the lawsuits. There can be no assurance that the Company will prevail in either of the suits. Any judgment entered against the Company in connection with either of the suits could have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a special meeting of stockholders on March 31, 1998, the stockholders of the Company voted on and approved a resolution to approve the issuance to holders of the Company's Series B Convertible Preferred Stock of the full number of shares of Common Stock to which such holders are entitled upon conversion of the Series B Convertible Preferred Stock. There were 12,026,532 shares of Common Stock outstanding and entitled to vote at the meeting, of which 7,694,971 shares were present in person or by proxy, 7,261,899 shares were voted in favor of the proposal, 342,314 shares were voted against the proposal, and 90,758 shares abstained.

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

             NAME                 AGE         POSITIONS OR OFFICES WITHIN THE COMPANY
-------------------------------   ---   ----------------------------------------------------
Jack M. Mazur...................   56   President and Chief Executive Officer
Michael D. Starr................   54   Senior Executive Vice President and Treasurer
Robert L. Bowles, Jr............   58   Executive Vice President
William J. Lubin................   46   Executive Vice President
Anthony M. Picini...............   43   Executive Vice President and Chief Financial Officer
Frank L. Provato, M.D...........   50   Executive Vice President
Kenneth H. Weixel...............   39   Executive Vice President

  Jack M. Mazur, age 56, has been a director of the Company since 1976 and has served as President since October 1995. Prior to his election as President, Mr. Mazur was Chief Executive Officer of the Company's Commercial Managed Care Division. From August 1989 to October 1995, Mr. Mazur served as Senior Executive Vice President of the Company, from June 1986 to October 1993 as Secretary of the Company, and from 1976 through May 1986 as an advisor to the President and Chairman and as Assistant Secretary of the Company.

  Michael D. Starr, age 54, has been employed by the Company in various financial and operational positions since 1976 and has been a director since 1985. Mr. Starr was Controller of the Company from 1976 to 1981, Vice President, Finance and Administration from 1981 to 1986, Executive Vice President from March 1986 to October 1995, and Senior Executive Vice President since October 1995.

  Robert L. Bowles, Jr., age 58, joined the Company in August 1993 in connection with the Company's acquisition of D.C. Chartered Health Plan, Inc. Mr. Bowles is the founder of D.C. Chartered and has more than 30 years experience in administration and management of health care services and operations for corporations and the military.

  William J. Lubin, age 46, joined PHP in August 1994 as Senior Vice President for Managed Care. In late 1994 he assumed the position of Chief Operating Officer, Commercial Managed Care. In October 1995, he became an Executive Vice President. Prior to joining PHP, Mr. Lubin held management positions with Aetna Health Plans, Travelers Insurance Companies, Lincoln National, and Blue Cross and Blue Shield of Connecticut.

  Anthony M. Picini, age 43, has been with the Company since 1989. Previously, Mr. Picini was with the accounting firm of KPMG Peat Marwick, where he managed the auditing and accounting of both public and private companies.

  Frank L. Provato, M.D., age 50, has been with the Company since 1993. Prior to joining PHP, he served as Vice President and Corporate Medical Director for GTE Corporation, where he was responsible for the development of health care cost management strategies and the implementation of a GTE-sponsored primary care health center in Tampa, Florida. Dr. Provato has 23 years of diverse background in clinical medicine, health care administration, occupational health, and employee benefits administration.

  Kenneth H. Weixel, age 39, has been with the Company since 1997. Prior to joining PHP, he was the Managing Partner of the Western Region Healthcare Practice for Deloitte & Touche, LLP. In this capacity and while headquartered on the West Coast, Ken directly served many of the largest and most complex healthcare companies. Mr. Weixel has more than 18 years of experience in health care accounting, finance, and mergers and acquisitions.

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

QUARTER ENDED                         HIGH          LOW
--------------                     -----------   ---------
April 30, 1998
  Fourth Quarter..................  $ 17 15/16   $ 12 3/8
  Third Quarter...................    17  3/8      11 9/16
  Second Quarter..................    16  5/8      12 7/16
  First Quarter...................    18  3/8      13 1/8
April 30, 1997
  Fourth Quarter..................  $ 23  7/8    $ 10 5/8
  Third Quarter...................    29  1/2      20 7/8
  Second Quarter..................    31           22 7/8
  First Quarter...................    36           20 3/8

NUMBER OF STOCKHOLDERS

  As of July 31, 1998, there were approximately 920 holders of record of the Company's Common Stock. Based on a review of its nominee account listings, the Company estimates that there are approximately 5,800 beneficial owners of the Company's Common Stock.

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

  In November 1997, in consideration of the agreement of NationsBank, N.A. to enter into a new credit agreement with the Company, the Company issued to NationsBank, N.A. warrants to purchase 500,150 shares of common stock (subject to certain anti-dilution adjustments), exercisable at no cost at any time on or before October 31, 2007. The issuance of the warrants was exempt under Section 4(2) of the Securities Act.

  In December 1997, the Company issued 70,000 shares of Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), to certain accredited investors at a purchase price of $1,000 per share resulting in gross proceeds to the Company of $70 million. In connection with the sale of the Series B Preferred Stock, warrants to purchase 700 shares of Series B Preferred Stock were also issued to the placement agents and their affiliates. The issuance of the shares and warrants was exempt under Section 4(2) of the Securities Act. The shares of Series B Preferred Stock are convertible into shares of common stock at a conversion price that varies with the price of the common stock. A detailed description of the Series B Preferred Stock is incorporated herein by reference to Item 5 of the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 7, 1998.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations and balance sheets is derived from the Consolidated Financial Statements of the Company as audited by PricewaterhouseCoopers LLP, independent public accountants, for the years ended April 30, 1998, April 30, 1997 and April 30, 1996 and by KPMG Peat Marwick LLP, independent public accountants for the years ended April 30, 1995 and April 30, 1994, and gives retroactive effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on November 20, 1995 to stockholders of record on November 1, 1995. The data presented below should be read in conjunction with and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. See Items 7 and 8.

                                                                            YEAR ENDED APRIL 30,
                                                                            --------------------
                                                                   (In Thousands, Except Per Share Amounts)

                                                       1994        1995/(1)/         1996          1997         1998
                                                     ---------    ----------      -----------   -----------   ---------
STATEMENT OF OPERATIONS DATA:
Revenues..........................................   $148,683    $     197,251    $  202,464    $  232,369    $400,130
Direct costs......................................    140,397          182,969       162,619       189,477     394,037
                                                     --------    -------------    ----------    ----------    --------
     Gross profit.................................      8,286           14,282        39,845        42,892       6,093
General and administrative expenses...............     16,936           19,660        27,220        30,846      39,937
Reserve for Medicaid receivables..................        ---              ---           ---         9,822         ---
Former chairman retirement........................        ---              ---           ---         2,275         ---
Restructuring charges.............................        ---              ---           ---         2,550       1,500
                                                     --------    -------------    ----------    ----------    --------
     Operating income (loss)......................     (8,650)          (5,378)       12,625        (2,601)    (35,344)
Other income (expense):
     Interest expense.............................     (3,288)          (2,209)       (3,363)       (5,577)     (9,735)
     Interest income..............................        186              422         1,448         2,060       1,362
     Miscellaneous income (expense)...............       (504)           1,015            69          (222)       (818)
     Gain on sale of subsidiary stock.............        ---              ---         2,247           ---         ---
     Minority interest in earnings (losses) of
       subsidiaries...............................       (213)            (159)          212          (196)        206
                                                     --------    -------------    ----------    ----------    --------
     Earnings (loss) before income taxes and
       extraordinary item.........................    (12,469)          (6,309)       13,238        (6,536)    (44,329)
Income tax expense (benefit)......................     (3,135)          (2,271)        4,100        (2,487)     (8,800)
                                                     --------    -------------    ----------    ----------    --------
     Earnings (loss) before extraordinary item....     (9,334)          (4,038)        9,138        (4,049)    (35,529)
Extraordinary item - loss on early
  extinguishment of debt..........................        ---              ---           ---           ---      (9,275)
                                                     --------    -------------    ----------    ----------    --------
     Net earnings (loss)..........................     (9,334)          (4,038)        9,138        (4,049)    (44,804)
Deemed dividend...................................        ---              ---           ---           ---      (2,800)
                                                     --------    -------------    ----------    ----------    --------
     Net earnings (loss) available to common
       shareholders...............................   $ (9,334)   $      (4,038)   $    9,138    $   (4,049)   $(47,604)
                                                     ========    =============    ==========    ==========    ========

Net earnings (loss) per common share
      Basic.......................................   $  (0.93)   $       (0.38)   $     0.84    $    (0.37)   $  (4.10)
                                                     ========    =============    ==========    ==========    ========
      Diluted.....................................   $  (0.93)   $       (0.38)   $     0.68    $    (0.37)   $  (4.10)
                                                     ========    =============    ==========    ==========    ========

Weighted average number of common shares
      Basic.......................................     10,073           10,537        10,855        11,038      11,615
                                                     ========    =============    ==========    ==========    ========
      Diluted.....................................     10,073           10,537        13,540        11,038      11,615
                                                     ========    =============    ==========    ==========    ========

                                                                     YEAR ENDED APRIL 30,
                                                                     --------------------
                                                                        (In Thousands)

                                                      1994       1995         1996         1997         1998
                                                     -------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA AT PERIOD END:
Working Capital...................................   $ 7,736   $   10,433   $   63,593   $   29,966    $(23,094)
Total Assets......................................    87,111       65,570      127,579      148,373     253,580
Short-term debt...................................     4,589        2,247          545       10,916       2,922
Long-term debt....................................    39,643       24,454       67,529       69,996      91,428
Stockholders' equity..............................    17,296       15,339       25,777       25,147      51,707

_________________

/(1)/ Includes $22 million of non-recurring start-up and construction revenues and costs related to the Company's BCBSNJ project.

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

  The following table sets forth, for the years indicated, certain items in the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                        YEAR ENDED APRIL 30,
                                                                        --------------------
                                                                        1998    1997    1996
                                                                        ----    ----    ----
Revenues............................................................  100.0%   100.0%   100.0%
Direct costs........................................................   98.5     81.5     80.3
                                                                      -----    -----    -----
Gross profit........................................................    1.5     18.5     19.7
General and administrative expenses.................................   10.0     13.3     13.4
Reserve for Medicaid receivables....................................    ---      4.2      ---
Former chairman retirement package..................................    ---      1.0      ---
Restructuring charges...............................................    0.4      1.1      ---
                                                                      -----    -----    -----
Operating income (loss).............................................   (8.9)    (1.1)     6.3
Other income (expense)..............................................   (2.2)    (1.7)     0.2
                                                                      -----    -----    -----
Earnings (loss) before income taxes and extraordinary item..........  (11.1)    (2.8)     6.5
Income tax expense (benefit)........................................   (2.2)    (1.1)     2.0
                                                                      -----    -----    -----
Earnings (loss) before extraordinary item...........................   (8.9)    (1.7)     4.5
Extraordinary item, loss on early
  extinguishment of debt............................................    2.3      ---      ---
                                                                      -----    -----    -----
Net earnings (loss).................................................  (11.2)    (1.7)     4.5
Deemed dividend.....................................................   (0.7)     ---      ---
                                                                      -----    -----    -----
Net earnings (loss) available to common shareholders................  (11.9)    (1.7)     4.5
                                                                      =====    =====    =====

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997

  The Company's revenues increased by $167.7 million or 72.2% to $400.1 million in fiscal year 1998 compared to $232.4 million in fiscal year 1997. This overall net increase in revenues resulted from the following fluctuations in the Company's lines of business.

  In fiscal year 1998, revenues at the Company's wholly owned subsidiary, PHE, increased $197.0 million. This increase was almost entirely a result of the Company's new strategic alliance with HIP of New Jersey which commenced operations November 1, 1997. Under a 20 year exclusive global capitation agreement, the Company provides and manages health care services for HIP of New Jersey's 190,000 BCBSNJ members. PHE's other revenues from a similar global capitation agreement with BCBSNJ and fee-for-service revenues remained consistent with the prior year. The Company's majority owned subsidiary, VACHP, experienced a $7.5 million increase in revenues resulting from a 39% increase in member months from 119,500 in 1997 to 166,100 in 1998. Additionally, revenues from the Company's corporate health center projects increased $2.4 million reflective of increased utilization of health care services by the constituent populations at these health center projects.

  These revenue increases were tempered by the following revenue decreases. Revenues from the Company's government contracts decreased by a net total of $29.6 million, as follows: (i) a $32.4 million decrease resulting from the completion of one total managed care correctional facilities project, five primary care projects, and three mental health projects, on various dates since the beginning of the prior fiscal year, (ii) a $13.2 million decrease resulting from the Company's decision, during the third quarter of fiscal year 1997, to terminate its long-term care line of business, and (iii) a $14.2 million increase in revenues resulting from the commencement of operations on two medical staffing projects, three total managed care projects, and one primary care project, since the beginning of the prior fiscal year. Revenues from the Company's wholly owned subsidiary, CHP, decreased by $9.9 million reflective of a 13% decrease in member months from 280,700 in 1997 to 245,300 in 1998 and a 15.1% premium rate reduction effective November 1996.

  The Company's gross profit decreased by $36.7 million or 85.8%, to $6.1 million in fiscal year 1998 compared to $42.9 million in fiscal year 1997. As a percentage of revenue, gross profit decreased to 1.5% for the current year compared to 18.5% in fiscal year 1997. This decrease includes a $10.7 million decrease in gross profits at PHE,resulting from a loss of $2.7 million on the new global capitation agreement with HIP of New Jersey which began operations on November 1, 1997 and an increase in medical costs on the BCBSNJ capitation business. A decrease of $10.5 million in gross profit resulted from the Company's various strategic integrated system of care ("ISOC") ventures with hospital systems and physician groups in Connecticut, Georgia, Louisiana, Vietnam, Virginia and New York. Other than the Vietnam project which is currently in a dormant mode during this period of financial instability in the Far East, the Company has ceased all of its other ISOC ventures. During the past twelve months the Company has determined that the ISOC enterprise activities it has previously undertaken were not viable business plans.

  The Company's wholly owned Medicaid HMO, CHP, provided a $9.2 million decrease in gross profit resulting from the decrease in revenues discussed above, and an increase in medical costs.

  An additional gross profit decrease of $6.4 million occurred on the Company's government contracts. This net decrease consists of: (i) a $3.8 million decrease resulting from the completion of several government projects since the beginning of the prior fiscal year, as discussed above with respect to a decrease in revenues, (ii) a $3.2 million decrease, resulting in a loss during the current year of $2.0 million, on a large total managed care correctional facilities project, and (iii) an increase of $0.9 million provided by the new projects which commenced operations since the beginning of the prior fiscal year as discussed above with respect to an increase in revenues, exclusive of the project discussed here at item (ii) which was included in the new projects explanation in the revenue discussion. The aforementioned total managed care correctional facilities project incurred higher secondary care and staffing costs during the current year, causing the shift in gross profits. The current year results also include a $400,000 contract loss provision for this project which was completed on June 30, 1998.

  General and administrative expenses increased 29.5% or $9.1 million to $39.9 million in fiscal year 1998 from $30.8 million in fiscal year 1997. This increase includes: (1) a $2.3 million increase in general and administrative expenses associated with the CHP business primarily related to increased compensation and facility costs, additional information technology consulting fees, and increased marketing and promotion costs related to the new Medicaid contract which became effective in May 1998, (2) a $1.3 million increase in general and administrative expenses associated with the VACHP business primarily related to the growth in member months, (3) a $2.3 million increase in consulting, temporary help and business travel expenses primarily associated with the growth in the Company's business resulting from the HIP of New Jersey relationship, and (4) a $1.5 million increase in facility, equipment rental and maintenance costs at the corporate headquarters primarily resulting from an increase in personnel associated with the growth in the Company's business resulting from HIP of New Jersey relationship. As a percentage of revenue, general and administrative expenses decreased to 10.0% for the current year compared to 13.3% in fiscal year 1997.

  During the third quarter of fiscal 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. This reserve was established based on new developments in the Company's efforts to resolve these outstanding matters with the District of Columbia, as more fully discussed in Item 1. Business -- Operations.

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

  In late November 1996, the Company made the strategic decision to terminate its long-term care line of business. The Company determined that maintaining this capability internally was not essential to its success in providing vertically integrated healthcare services, in whole or in part, through the Company's ISOC products. In addition, the Company determined that the relationship between the risk it assumed on these projects and the opportunity for profit was not adequately balanced. The Company recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

  In fiscal year 1998, the Company determined that the previously established restructuring reserve for the termination of its long-term care line of business was insufficient to provide for the losses incurred during the exit process on several of these projects. Consequently, in fiscal year 1998, the Company recognized an additional $1.5 million in restructuring charges related to the strategic decision to terminate the long-term care line of business.

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

  Operating income decreased by $32.7 million from an operating loss of $2.6 million in fiscal 1997 to a $35.3 million operating loss in fiscal 1998. Operating margin decreased to a loss of 8.8% from a loss of 1.1%. This decrease primarily results from the losses incurred at PHE, the losses incurred on the Company's various ISOC ventures, the decrease in gross profits at CHP, the decrease in gross profits on government contracts, and the increases in general and administrative expenses at the corporate headquarters, CHP and VACHP.

  Interest expense increased 74.6%, or $4.1 million to $9.7 million for fiscal year 1998 from $5.6 million for fiscal year 1997. The Company incurred higher interest expense as a result of the temporary debt financing for the HIP of New Jersey transaction and the accounting treatment required for the former BCBSNJ primary care facilities that the Company is leasing.

  Interest income decreased by $0.7 million from $2.1 million in fiscal year 1997 to $1.4 million in fiscal year 1998. This decrease represents a generally reduced level of cash available for overnight investment occurring as a routine aspect of cash management, resulting from the Company experiencing an overall higher level of indebtedness primarily as a function of the BCBSNJ transaction in February 1997 and the HIP of New Jersey transaction in November 1997.

  The effective income tax rates of 20.0% and 38.0% for fiscal years 1998 and 1997 respectively, represent the combined federal and state income tax rates adjusted as necessary. The 1998 rate was particularly reduced by the establishment of a valuation allowance in the amount of $15.0 million against the Company's deferred tax assets. The valuation allowance was determined based on certain estimates about the timing and recovery of the Company's deferred tax assets in light of the Company's operating losses during fiscal years 1998 and 1997.

  Earnings (loss) before extraordinary item decreased by $31.5 million or $2.69 per share, to a loss of $35.5 million or $3.06 per share, from a loss of $4.0 million or $0.37 per share based on 11,615,000 and 11,038,000 diluted weighted average shares outstanding for 1998 and 1997, respectively.

  In fiscal year 1998, the Company incurred an extraordinary loss on early extinguishment of debt of $9.3 million, or $0.80 share on a diluted basis. This extraordinary loss resulted from the repayment of the entire outstanding borrowings under a credit facility which was used to finance the Company's October 31, 1997 transaction with HIP. This credit facility was repaid with the $63.7 million in net proceeds resulting from the Company's December 1997 private placement of 70,000 shares of its Series B Convertible Preferred Stock. The Company incurred $3.0 million in cash bank fees, $6.85 million in non-cash fees related to stock warrants issued to the bank, and $171,000 in other related expenses to secure the credit facility. The $9.3 million extraordinary item represents the complete write-off of these credit facility costs after recognizing $746,000 as interest expense for the period the borrowings were outstanding under the facility. There was no income tax provision associated with the extraordinary item.

  In fiscal year 1998, the Company recorded a preferred stock non-cash deemed dividend of $2.8 million or $0.24 per share on a diluted basis. This dividend results from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over an eleven month period from 5% to a maximum of 9% by December 1998. This discount is being recognized ratably as a non-cash deemed dividend over the applicable eleven month period.

Fiscal Year 1997 Compared to Fiscal Year 1996

  The Company's revenues increased by $29.9 million or 14.8% to $232.4 million in fiscal year 1997 compared to $202.5 million for the prior fiscal year.

  The largest increase of $46.5 million resulted from the BCBSNJ ISOC project. Effective July 1, 1996, this business relationship was modified such that the Company began to provide services under a global capitation arrangement which significantly increased the revenues the Company earns as well as the scope of services and resultant cost of service. The second largest increase, or $13.9 million, was provided by the Company's subsidiary, VACHP, a Medicaid HMO operating in selected markets in the Commonwealth of Virginia. VACHP commenced operations in November 1995 and therefore was only operating for less than half the year during fiscal year 1996. In addition, since commencing operations, VACHP has continually increased its membership enrollment. Revenues also increased by $8.5 million as a result of the Company's ISOC development, management and operations related to its strategic ventures, primarily in Connecticut and Louisiana.

  An additional net revenue increase of $1.0 million was provided by the Company's government contracts. This net increase consists of: (1) a $14.3 million increase resulting from a significant new total managed care correctional facilities project which commenced operations in July 1996, (2) a $7.6 million increase resulting from two new ambulatory care projects, one new mental health project and one new medical staffing project, all of which commenced operations since the beginning of the prior fiscal year, and (3) a $1.4 million increase resulting from an increase in the number of inmates and in the per inmate reimbursement rate on an existing total managed care correctional facilities project, reduced by (4) a decrease of $18.2 million related to the completion of seven ambulatory care projects, three mental health projects, and one medical staffing project, and (5) a $4.2 million decrease resulting from the Company's restructuring decisions in the third quarter of fiscal 1997 which included the Company's decision to terminate its long-term care line of business effective December 1, 1996. The results of operations for these projects since December 1, 1996 are presented on the Statement of Operations on the Restructuring Charges line item.

  Along with these revenue increases, the Company's revenue decreased by $11.9 million at CHP, the Company's Medicaid HMO in the District of Columbia. CHP's revenues decreased due to a decrease in enrollment resulting in a 20.0% decrease in member months and a 15.1% decrease in the contractual premium rate effective November 1, 1996.

  The Company's gross profit increased by 7.8% or $3.1 million, to $42.9 million for fiscal year 1997 compared to $39.8 million for the prior year. As a percentage of revenue, gross profit decreased to 18.5% for the current year compared to 19.7% in fiscal 1996. Gross profit increased $4.5 million from the operations of VACHP which was operational a full year in 1997 and less than half a year in fiscal 1996, as discussed above. The BCBSNJ ISOC operations which became a global capitation healthcare services contract effective July 1, 1996, provided a $1.9 million increase in gross profit. Gross profit also increased by $2.1 million resulting from increased activity in the Company's development, management, and operations related to its strategic provider-based ISOC ventures, primarily in Connecticut and Louisiana.

  These gross profit increases were reduced by a decrease of $3.6 million related to the CHP operations resulting from a 20.0% decrease in membership enrollment and a 15.1% decrease in the premium rate effective November 1, 1996. An additional gross profit decrease of $1.4 million resulted from the Company's government contracts, consisting of: (1) a $1.4 million decrease resulting from the completion of three mental health projects since the beginning of the fiscal year, (2) a $0.7 million decrease resulting from the re-award of an ambulatory care project requiring a different scope of services and at a reduced gross profit rate, (3) a $0.5 million decrease resulting from the completion of two ambulatory care projects, and (4) a $0.3 million decrease resulting from the Company's restructuring decisions in the third quarter of fiscal 1997 which included the Company's decision to terminate its long-term care line of business effective December 1, 1996, as offset by gross profit increases of (5) $1.2 million resulting from a significant new total managed care correctional facilities project which commenced operations in July 1996, and (6) an increase of $0.6 million resulting from the commencement of operations on one new mental health project.

  General and administrative expenses increased 13.5% or $3.6 million to $30.8 million in fiscal 1997 from $27.2 million in fiscal 1996. This increase is primarily related to: (1) $1.7 million increase for additional general and administrative expenses associated with the VACHP business which commenced operations in November 1995, (2) a $1.3 million increase related to increased personnel and facility expenses at CHP, (3) $0.5 million increase in facility expenses associated with the expansion of the corporate headquarters space, and
(4) $0.7 million increase in development expenses. As a percentage of revenue, general and administrative expenses decreased to 13.2% for the current year compared to 13.4% in fiscal year 1996.

  During the third quarter of fiscal 1997, the Company recorded a $9.8 million reserve for Medicaid receivables associated with the Company's Medicaid operations at CHP in the District of Columbia, principally relating to services provided during the 1992 to 1994 contract years. This reserve was established based on new developments in the Company's efforts to resolve these outstanding matters with the District of Columbia, as more fully discussed in Item 1. Business -- Operations.

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

  In late November 1996, the Company made the strategic decision to terminate its long-term care line of business. The Company determined that maintaining this capability internally was not essential to its success in providing vertically integrated healthcare services, in whole or in part, through the Company's ISOC products. In addition, the Company determined that the relationship between the risk it assumed on these projects and the opportunity for profit was not adequately balanced. The Company recognized a net loss of $1.8 million related to the restructuring for the termination of this line of business.

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

  Operating income decreased by $15.2 million from $12.6 million in operating income in fiscal 1996 to $2.6 million in operating losses in fiscal 1997. Operating margin decreased to a loss of 1.1% from income of 6.2%. This decrease is primarily related to the Medicaid receivables reserve, the restructuring charges, and the retirement expense that was recognized in fiscal 1997.

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

  The Company's results of operations decreased by $13.1 million from net earnings of $9.1 million to a net loss of $4.0 million for fiscal years 1996 and 1997, respectively, resulting in diluted losses per share of $0.37 in 1997, compared with diluted earnings per share of $0.66 in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds are operations, bank borrowings, and the issuances of debt and equity securities. The Company has incurred net losses of $47.6 million in 1998, of $4.0 million in 1997, of $4.0 million in 1995 and of $9.3 million in 1994.

  To finance the HIP acquisition, pay related expenses and provide future working capital, the Company obtained a $75 million secured credit facility from its primarily lender in October 1997, which superseded the pre-existing primary banking facility. Under the credit facility, the Company had available up to $75 million in the form of a term facility for a principal amount of $40 million maturing in two years and a revolving credit facility for a principal amount of up to $35 million. The credit facility contained customary affirmative, negative and financial covenants and was secured by all of the Company's assets. The credit facility was established to temporarily finance the acquisition as the Company intended to obtain permanent financing through the issuance of debt or equity securities.

  On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $70 million. The proceeds of the offering were used to repay the entire outstanding borrowings under the credit facility described above and to pay related issuance costs of $6.95 million.

  In January 1998, the credit agreement was amended to reflect the repayment of the entire outstanding balance from the proceeds of the private placement of the Series B Convertible Preferred Stock. The amendment primarily terminated the term facility and decreased the revolving facility to $30 million. At April 30, 1998, there were no cash advances outstanding under the revolving facility, other than $3 million in standby letters of credit outstanding that were issued for the account of the Company in connection with certain contract performance requirements.

  On May 26, 1998, the credit facility was amended in its entirety. The amended three year $80 million facility consists of a $15 million working capital revolving credit facility which provides for up to $5 million for the issuance of letters of credit and a $65 million revolving credit facility for the purchase of the Company's capital stock and for working capital needs. The advances on the $65 million facility, if any, on January 31, 1999, will be converted to a term loan payable in nine quarterly installments beginning April 30, 1999. The amended credit facility contains customary affirmative, negative and financial covenants and is secured by substantially all of the Company's assets. As of August 12, 1998, the Company had advances of $77 million and $3 million in letters of credit outstanding under this credit facility.

  From June 3 through June 11, 1998, the Company repurchased 25,320 shares of the Series B Preferred Stock at a cost of $28.7 million. In April 1998, the Board of Directors of the Company authorized the repurchase of up to 3 million shares of common stock. As of April 30, 1998, the Company had repurchased 149,800 common shares at a cost of $2.6 million. From May 1, 1998 through July 27, 1998, the Company repurchased an additional 1,643,000 common shares at a cost of $21.8 million, including 1,000,000 common shares purchased from the Company's former chairman at a cost of $16.8 million.

  For the year ended April 30, 1998, $15.9 million in cash was provided by operations. This represents a $19.5 million improvement in cash provided by operations compared to $3.6 million used by operations in the prior year. The primary causes for this improvement were an increase in medical claims payable reduced by an increase in net loss and an increase in accounts receivable.

  Investing activities used $20.5 million in cash during 1998 compared to $40.7 used in 1997. In 1998 the cash used primarily relates to the HIP of New Jersey acquisition, and acquisitions of property and equipment, reduced by the disposition of the formerly consolidated REIT.

  Financing activities used $5.4 million in cash during 1998 compared with $11.4 million provided by financing activities in 1997. The primary financing activities in 1998 consist of the proceeds from the Series B Convertible Preferred Stock Offering, repayments on the Company's credit facility with its primary bank (particulary associated with the initial HIP of New Jersey transaction financing), purchases of treasury shares, repayments on other notes payable, and proceeds from the exercise of options and sales of common shares.

  The Company has incurred net losses of $47.6 million in 1998, of $4.0 million in 1997, of $4.0 million in 1995 and of $9.3 million in 1994.

  As a result of the decline in financial performance over the last few years, the Company is currently exploring alternatives for maintaining adequate liquidity. Under the terms and conditions of its credit facility, the Company is currently permitted to borrow up to $80 million. As of the date of this report, the Company has utilized the full amount of the credit facility in the form of $77 million in advances and $3 million in outstanding letters of credit. Additionally, as of April 30, 1998, as a result of the net loss in 1998, the Company was not in compliance with certain provisions in the credit facility. The Company is in discussions with its lender to waive current noncompliance and to amend existing financial covenants to avoid expected future noncompliance. The Company also plans to negotiate with its lender either to increase its borrowing capacity under its existing credit facility or enter into a new credit facility with increased borrowing capacity, or to pursue alternative financing sources. There can be no assurance that the Company will succeed in its attempt to increase its existing credit facility or obtain a new credit facility or obtain alternative financing sources, on satisfactory terms.

  The Company expects additional improvements to liquidity through: (i) continued vigorous pursuit of outstanding receivables including the DCDHS Medicaid Claim and Maryland Department of Public Safety and Correctional Services, (ii) the sale of non strategic business operations and other assets, and (iii) cost reductions from the elimination of inefficient practice sites and redundant administrative activities.

IMPACT OF THE YEAR 2000

  The Year 2000 issue, which arises in date calculations, is caused by computer systems using two digits rather than four to define the applicable year. After December 31, 1999, such systems may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process data or engage in normal business activities.

  After a review of its information systems, the Company has taken steps to ensure that its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. As a result of the review, the Company does not anticipate that it will incur significant operating expenses or be required to make significant investments in computer systems improvements to become year 2000 compliant. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any problems associated with the compliance of the Company, managed care organizations, government agencies or providers could have a material adverse effect on the Company's business, results of operations and financial condition.

  In addition, the ability of the Company to offer its services and the ability of managed care organizations, government agencies or providers that use the Company's services to access such services are dependent upon the continued availability of various infrastructure systems, including electric power and telecommunications. There can be no assurance at this time that these infrastructure systems will not experience disruptions caused by year 2000 issues. If such disruptions were to occur in the location where the Company's computer hardware and software is located, or in one or more areas where managed care organizations, government agencies or providers are located, there can be no assurance that such disruptions will not have a material adverse effect on the Company's business, financial condition, results of operations, or business prospects.

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

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

  The Company filed a Current Report on Form 8-K on April 29, 1998, together with a press release, which stated that on April 28, 1998, the Board of Directors of the Company had authorized the repurchase of up to 3 million shares of common stock.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Reston, Commonwealth of Virginia, on this 13/th/ day of August, 1998.

                                   PHP HEALTHCARE CORPORATION
                                   (Registrant)


                                   By:  /s/ Jack M. Mazur
                                        -----------------
                                   Name:  Jack M. Mazur
                                   Title:  President and Chief Executive Officer


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

                SIGNATURE                                        POSITION                                   DATE
-----------------------------------------   ---------------------------------------------------   -------------------------

  /s/ Charles P. Reilly                     Chairman of the Board and Director                    August 13, 1998
-----------------------------------------

  /s/ Jack M. Mazur                         President, Chief Executive Officer and Director       August 13, 1998
-----------------------------------------

 /s/ Michael D. Starr                       Senior Executive Vice President, Treasurer             August 13, 1998
-----------------------------------------   and Director

  /s/ Anthony M. Picini                     Executive Vice President and Chief Financial          August 13, 1998
-----------------------------------------   Officer (Chief Accounting Officer)

  /s/ William J. Lubin                      Executive Vice President and Director                 August 13, 1998
-----------------------------------------

  /s/ Robert L. Bowles, Jr.                 President, D.C. Chartered Health Plan, Inc.,          August 13, 1998
-----------------------------------------   Executive Vice President and Director

  /s/ Frank L. Provato, M.D.                Executive Vice President, Corporate Medical           August 13, 1998
-----------------------------------------   Director and Director

  /s/ Jerry W. Carlton                      Director                                              August 13, 1998
-----------------------------------------

  /s/ Joseph G. Mathews                     Director                                              August 13, 1998
-----------------------------------------

  /s/ John J. McDonnell                     Director                                              August 13, 1998
-----------------------------------------

  /s/ Donald J. Ruffing                     Director                                              August 13, 1998
-----------------------------------------

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                                                  ----
Consolidated Financial Statements:

Report of Independent Accountants..............................................................................    F-2

Consolidated Balance Sheets at April 30, 1998 and 1997.........................................................    F-3

Consolidated Statements of Operations for the Years Ended April 30, 1998, 1997 and 1996........................    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended April 30, 1998, 1997 and 1996..............    F-5

Consolidated Statements of Cash Flows for the Years Ended April 30, 1998, 1997, and 1996.......................    F-6

Notes to Consolidated Financial Statements.....................................................................    F-8

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

Schedule II-Valuation and Qualifying Accounts, Years ended April 30, 1998, 1997 and 1996.......................   F-29

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS


August 12, 1998


To the Board of Directors
PHP Healthcare Corporation:

     In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows, present fairly, in all material respects, the financial position of PHP Healthcare Corporation and subsidiaries as of April 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                    PricewaterhouseCoopers LLP

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            April 30, 1998 and 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              ASSETS                                                   1998      1997
                                                                                                       ----      ----
Current assets:
 Cash and cash equivalents........................................................................  $  5,702   $ 15,765
 Accounts receivable, net (note 2)................................................................    70,400     45,800
 Pharmaceutical and medical supplies..............................................................     1,487      1,460
 Receivables from officers (note 14)..............................................................     3,189      4,442
 Income tax receivable (note 6)...................................................................       ---        882
 Other current assets.............................................................................     2,655      4,273
                                                                                                    --------   --------
   Total current assets...........................................................................    83,433     75,944
Property and equipment, net (note 3)..............................................................    88,070     58,444
Excess of cost over fair value of assets acquired, net of accumulated amortization
 of $424 in 1998 and $1,201 in 1997 (note 1)......................................................     4,202      4,661
Intangible assets, net of accumulated amortization of $2,361 in 1998 and $34 in 1997 (note 1).....    57,426      2,614
Deferred income taxes (note 6)....................................................................    11,447        ---
Receivables from officers (note 14)...............................................................       517      1,202
Note receivable (note 13).........................................................................     2,000        ---
Other assets (note 14)............................................................................     6,485      5,508
                                                                                                    --------   --------
                                                                                                    $253,580   $148,373
                                                                                                    ========   ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Note payable to bank (note 4)....................................................................  $    ---   $  9,200
 Current maturities of notes payable-other (note 4)...............................................     2,552      1,716
 Current maturities of finance lease obligation (note 13).........................................       370        ---
 Accounts payable.................................................................................    19,957     12,036
 Claims payable-medical services..................................................................    65,923      8,739
 Accrued salaries and benefits....................................................................    17,206     13,219
 Deferred revenue.................................................................................       519      1,068
                                                                                                    --------   --------
   Total current liabilities......................................................................   106,527     45,978
Notes payable-other, net of current maturities (note 4)...........................................     7,345      3,964
Finance lease obligation, net of current maturities (note 13).....................................    17,535        ---
Convertible subordinated debentures (note 5)......................................................    66,548     66,032
Deferred income taxes (note 6)....................................................................       ---      1,274
Other liabilities (note 15).......................................................................     3,364      1,675
                                                                                                    --------   --------
   Total liabilities..............................................................................   201,319    118,923
                                                                                                    --------   --------
Minority interest (note 13).......................................................................       554      4,303
                                                                                                    --------   --------
Stockholders' equity (notes 7, 8, 9 and 13):
 Preferred stock, $1,000 par value, 10,000,000 shares authorized, 70,000 issued, 66,500
  liquidation preference in 1998 and none in 1997.................................................    66,500        ---
 Common stock, $.01 par value, 100,000,000 shares authorized, 15,678,305 shares
  issued in 1998 and 14,369,849 shares issued in 1997.............................................       156        144
 Additional paid-in capital.......................................................................    49,480     33,946
 Note receivable from sale of stock...............................................................      (900)      (900)
 Accumulated deficit..............................................................................   (49,075)    (1,471)
 Treasury stock, 3,618,285 common shares in 1998 and 3,258,485 common shares in 1997, at cost.....   (14,454)    (6,572)
                                                                                                    --------   --------
   Total stockholders' equity.....................................................................    51,707     25,147
Commitments and contingencies (notes 2, 4, 7, and 15)                                               _______    _______
                                                                                                    $253,580   $148,373
                                                                                                    ========   ========

See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      1998          1997          1996
                                                                      ----          ----          ----
Revenues........................................................     $400,130      $232,369      $202,464
Direct costs....................................................      394,037       189,477       162,619
                                                                     --------      --------      --------
  Gross profit..................................................        6,093        42,892        39,845
General and administrative expenses.............................       39,937        30,846        27,220
Reserve for Medicaid receivables (note 2).......................          ---         9,822           ---
Former chairman retirement package (note 11)....................          ---         2,275           ---
Restructuring charges (note 12).................................        1,500         2,550           ---
                                                                     --------      --------      --------
  Operating income (loss).......................................      (35,344)       (2,601)       12,625
Other income (expense):
 Interest expense...............................................       (9,735)       (5,577)       (3,363)
 Interest income................................................        1,362         2,060         1,448
 Miscellaneous income (expense).................................         (818)         (222)           69
 Gain on sale of subsidiary stock...............................          ---           ---         2,247
 Minority interest in (earnings) losses of subsidiaries.........          206          (196)          212
                                                                     --------      --------      --------
  Earnings (loss) before income taxes and extraordinary item....      (44,329)       (6,536)       13,238
Income tax expense (benefit)....................................       (8,800)       (2,487)        4,100
                                                                     --------      --------      --------
  Earnings (loss) before extraordinary item.....................      (35,529)       (4,049)        9,138

Extraordinary item -- loss on early extinguishment of                  (9,275)          ---           ---
 debt (note 10).................................................     --------      --------      --------
  Net earnings (loss)...........................................      (44,804)       (4,049)        9,138
Deemed dividend.................................................       (2,800)          ---           ---
                                                                     --------      --------      --------
  Net earnings (loss) available to common shareholders..........     $(47,604)     $ (4,049)     $  9,138
                                                                     ========      ========      ========

Basic earnings (loss) per share (note 1):
 Earnings (loss) before extraordinary item and deemed dividend..     $  (3.06)     $  (0.37)     $   0.84
 Deemed dividend................................................        (0.24)          ---           ---
                                                                     --------      --------      --------
  Earnings (loss) before extraordinary item.....................        (3.30)        (0.37)         0.84
 Extraordinary item.............................................        (0.80)          ---           ---
                                                                     --------      --------      --------
  Net earnings (loss)...........................................     $  (4.10)     $  (0.37)     $   0.84
                                                                     ========      ========      ========

Basic weighted average number of common shares outstanding......       11,615        11,038        10,855
                                                                     ========      ========      ========

Diluted earnings (loss) per share (note 1):
 Earnings (loss) before extraordinary item and deemed dividend..     $  (3.06)     $  (0.37)     $   0.68
 Deemed dividend................................................        (0.24)          ---           ---
                                                                     --------      --------      --------
  Earnings (loss) before extraordinary item.....................        (3.30)        (0.37)         0.68
 Extraordinary item.............................................        (0.80)          ---           ---
                                                                     --------      --------      --------
  Net earnings (loss)...........................................     $  (4.10)     $  (0.37)     $   0.68
                                                                     ========      ========      ========

Diluted weighted average number of common shares outstanding....       11,615        11,038        13,540
                                                                     ========      ========      ========

See accompanying notes to consolidated financial statements.

                    PHP HEALTH CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED APRIL 30, 1998, 1997, AND 1996
                                (IN THOUSANDS)


                                                                                  ADDITIONAL                  ADDITIONAL
                                                                                    PAID-IN                     PAID-IN     NOTE
                                                             PREFERRED STOCK        CAPITAL    COMMON STOCK     CAPITAL  RECEIVABLE
                                                             ---------------       PREFERRED   ------------     COMMON   FROM SALE
                                                            SHARES      AMOUNT       STOCK    SHARES    AMOUNT   STOCK    OF STOCK
                                                            ------      ------       -----    ------    ------   -----    --------
Balances at April 30, 1995............................         ---  $    ---     $     ---    $  14,146   $141   $29,373  $ (900)
 Shares issued to directors...........................         ---       ---           ---           21    ---       136     ---
 Exercise of stock options including related income
  tax benefits........................................         ---       ---           ---           37      1     1,020     ---
 Net earnings.........................................         ---       ---           ---          ---    ---       ---     ---
                                                          --------  --------     ---------    ---------   ----   -------  ------

Balances at April 30, 1996............................         ---       ---           ---       14,204    142    30,529    (900)
 Exercise of stock options including related income
  tax benefits........................................         ---       ---           ---           76      1     1,018     ---
 Shares issued in acquisition.........................         ---       ---           ---           90      1     2,399     ---
 Net loss.............................................         ---       ---           ---          ---    ---       ---     ---
                                                          --------  --------     ---------    ---------   ----   -------  ------

Balances at April 30, 1997............................         ---       ---           ---       14,370    144    33,946    (900)
 Exercise of stock options including related income
  tax   benefits......................................         ---       ---           ---        1,104     10     6,626     ---
 Shares received in payment for option exercise.......         ---       ---           ---          ---    ---       ---     ---
 Shares issued to directors...........................         ---       ---           ---            4    ---       110     ---
 Sale of shares.......................................         ---       ---           ---          200      2     2,598     ---
 Purchase of shares...................................         ---       ---           ---          ---    ---       ---     ---
 Common stock warrants issued.........................         ---       ---           ---          ---    ---     6,850     ---
 Sale of Series B Convertible Preferred Stock.........          70    63,700          (650)         ---    ---       ---     ---
 Amortization of preferred stock discount for
  beneficial conversion interest......................         ---     2,800           ---          ---    ---       ---     ---
 Net loss.............................................         ---       ---           ---          ---    ---       ---     ---
                                                          --------  --------     ---------    ---------   ----   -------  ------

Balances at April 30, 1998............................          70  $ 66,500     $    (650)      15,678   $156   $50,130  $ (900)
                                                          ========  ========     =========    =========   ====   =======  ======


                                                                RETAINED       TREASURY STOCK          TOTAL
                                                                EARNINGS       --------------       STOCKHOLDERS'
                                                                (DEFICIT)    SHARES      AMOUNT        EQUITY
                                                                ---------    ------      ------        ------
Balances at April 30, 1995............................          $ (6,560)    3,330      $ (6,716)     $ 15,338
 Shares issued to directors...........................               ---       ---           ---           136
 Exercise of stock options including related income
  tax benefits........................................               ---       (72)          144         1,165
 Net earnings.........................................             9,138       ---           ---         9,138
                                                                --------     -----      --------      --------

Balances at April 30, 1996............................             2,578     3,258        (6,572)       25,777
 Exercise of stock options including related income
  tax benefits........................................               ---       ---           ---         1,019
 Shares issued in acquisition.........................               ---       ---           ---         2,400
 Net loss.............................................            (4,049)      ---           ---        (4,049)
                                                                --------     -----      --------      --------

Balances at April 30, 1997............................            (1,471)    3,258        (6,572)       25,147
 Exercise of stock options including related income
  tax benefits........................................               ---      (130)          263         6,899
 Shares received in payment for option exercise.......               ---       250        (3,125)       (3,125)
 Shares issued to directors...........................               ---       ---           ---           110
 Sale of shares.......................................               ---       ---           ---         2,600
 Purchase of shares...................................               ---       240        (5,020)       (5,020)
 Common stock warrants issued.........................               ---       ---           ---         6,850
 Sale of Series B Convertible Preferred Stock.........               ---       ---           ---        63,050
 Amortization of preferred stock discount for
  beneficial conversion interest......................               ---       ---           ---         2,800
 Net loss.............................................           (47,604)      ---           ---       (47,604)
                                                                --------     -----      --------      --------

Balances at April 30, 1998............................          $(49,075)    3,618      $(14,454)     $ 51,707
                                                                ========     =====      ========      ========

See accompanying notes to consolidated financial statements.

                    PHP HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                             (IN THOUSANDS)

                                                                                     1998                1997             1996
                                                                                     ----                ----             ----
Cash flows from operating activities
 Net earnings (loss)............................................................    $(44,804)         $ (4,049)        $  9,138
 Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
  Extraordinary loss on early extinguishment of debt............................       9,275              ---              ---
  Gain on sale of subsidiary stock..............................................         ---              ---           (2,247)
  Minority interest in earnings (losses) of subsidiaries........................        (206)             196             (212)
  Depreciation and amortization.................................................      12,238            5,372            3,944
  Provision (benefit) for deferred income taxes.................................      (8,800)          (2,530)           3,955
  Provision for compensatory stock options......................................         159            1,285            1,639
  Other items, net..............................................................         177              (86)              53
  Changes in operating assets and liabilities, net of effects from purchase/sale of subsidiaries:
   Increase in accounts receivable, net.........................................     (24,600)          (6,029)         (13,123)
   Decrease (increase) in income tax receivable.................................         283             (471)             182
   Decrease in pharmaceutical and medical supplies..............................         805              209               50
   Decrease (increase) in other current assets..................................       3,883             (395)          (1,054)
   Increase in other assets.....................................................        (556)          (1,014)          (2,015)
   Increase (decrease) in accounts payable......................................       6,038            2,516            2,199
   Increase (decrease) in claims payable........................................      57,184             (415)           3,154
   Increase in accrued salaries and benefits....................................       3,549              746            1,560
   Increase (decrease) in deferred revenue......................................        (549)             824             (475)
   Increase in other liabilities................................................       1,775              239              247
                                                                                    --------         --------         --------
     Net cash provided by (used in) operating activities........................      15,851           (3,602)           6,995
                                                                                    --------         --------         --------

Cash flows from investing activities:
 Acquisition of property and equipment..........................................     (10,329)          (9,601)          (1,950)
 Net proceeds from the sale of property and equipment...........................       2,091              ---              ---
 Acquisition of subsidiaries, (note 13).........................................     (28,703)         (31,053)             ---
 Disposition of subsidiaries, net of cash conveyed (note 13)....................      16,433              ---              ---
 Sale of subsidiary stock.......................................................         ---              ---            3,000
                                                                                    --------         --------         --------
     Net cash provided by (used in) investing activities........................     (20,508)         (40,654)           1,050
                                                                                    --------         --------         --------

Cash flows from financing activities:
 Net proceeds from Series B Convertible Preferred Stock Offering................      63,050              ---              ---
 Net proceeds (repayments) under revolving promissory notes.....................     (23,121)           9,200          (20,546)
 Repayments on notes payable to bank............................................     (40,000)             ---              ---
 Repayments on notes payable....................................................      (3,572)            (568)          (5,607)
 Repayments on finance lease obligations........................................        (243)             ---              ---
 Debt issuance cost.............................................................      (3,171)             ---              ---
 Receivables from officers......................................................       1,937           (1,309)            (538)
 Proceeds from the exercise of stock options....................................       2,134              489              507
 Proceeds from sale of stock....................................................       2,600              ---              ---
 Purchase of treasury shares....................................................      (5,020)             ---              ---
 Capital contributions from other shareholders in subsidiaries..................         ---            3,562              ---
 Net proceeds from issuance of convertible subordinated debentures..............         ---              ---           65,608
                                                                                    --------         --------         --------
     Net cash provided by (used in) financing activities........................      (5,406)          11,374           39,424
                                                                                    --------         --------         --------

See accompanying notes to consolidated financial statements.

                                                                     (continued)

                    PHP HEALTH CORPORATION AND SUBSIDIARIES

                   YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                       1998             1997           1996
                                                                                       ----             ----           ----
      Net increase (decrease) in cash and cash equivalents...................         (10,063)        (32,882)         47,469
Cash and cash equivalents, beginning of year.................................          15,765          48,647           1,178
                                                                                     --------        --------         -------
Cash and cash equivalents, end of year.......................................        $  5,702        $ 15,765         $48,647
                                                                                     ========        ========         =======

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest...................................................................        $  8,712        $  4,987         $ 1,876
  Income taxes...............................................................              18             586              42

 Other non-cash activities:
  Finance lease obligation incurred in connection with real estate lease.....        $ 18,148        $    ---         $   ---
  Property and equipment acquired under capital leases.......................           6,262             ---           1,433
  Stock warrants issued in connection with credit facility...................           6,850             ---             ---
  Notes payable issued for insurance premiums................................           1,527             241             485
  Preferred Stock discount...................................................           6,300             ---             ---
  Deemed dividend, accretion of Preferred Stock discount for beneficial
   conversion interest.......................................................           2,800             ---             ---
  Common Stock tendered as payment for stock option exercise.................           3,125             ---             ---
  Income tax benefit of stock options exercised..............................             ---             490             558
  Compensation associated with stock option exercises and
   vested forfeitures........................................................           1,641              40             101

See accompanying notes to consolidated financial statements.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         APRIL 30, 1998, 1997 AND 1996

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

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  The percentages of the Company's revenues derived from individual customers comprising more than 10% of consolidated revenues were as follows: 46%, zero and zero for 1998, 1997 and 1996, respectively, from HIP of New Jersey; 11%, 21% and 24% for 1998, 1997 and 1996, respectively from the federal government; 9%, 20% and 28% for 1998, 1997 and 1996, respectively, from the District of Columbia; 8%, 14% and 10% for 1998, 1997 and 1996, respectively, from Blue Cross/Blue Shield of New Jersey.

  The Company's net accounts and contract settlement receivables related to the individual customers noted above are $21.5 million, $14.9 million, $7.7 million and $1.5 million from HIP of New Jersey, the District of Columbia, the federal government, and Blue Cross/Blue Shield of New Jersey, respectively, at April 30, 1998, and zero, $12.1 million, $5.3 million and $0.5 million at April 30, 1997, respectively.

  (e) Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. Cash equivalents consist of money market accounts, certificates of deposit and debt instruments amounting to $3.0 million and $13.4 million at April 30, 1998 and 1997, respectively.

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

  (g) Intangible Assets

  Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over periods of estimated benefit of 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the balance can be recovered through estimated undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Intangible assets also represent costs allocated to network agreements, physician practices and other specifically identifiable assets arising from business acquisitions. These assets are amortized on a straight-line basis over their estimated useful lives which range from 3 to 20 years.

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  (i) Income Taxes

  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

  (l) Treasury Stock

  The Company uses the cost method of accounting for treasury stock. Issuances of treasury stock are relieved from treasury at the then weighted average cost per share. The difference between the issuance value of the shares and the weighted average cost per share is recorded in additional paid-in-capital.

  (m) Earnings (Loss) Per Common Share

  The Company computes earnings (loss) per common share using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic EPS is computed by dividing net earnings from continuing operations, adjusted for any preferred stock dividends (whether or not paid), by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated in the same manner as basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of stock options and warrants, and conversion of any convertible debt or securities that would have a dilutive effect on EPS. Additionally, the numerator is adjusted for any changes in earnings or loss that would result from the assumed conversion of these dilutive potential common shares.

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  A reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for periods ended April 30 follows:

(In thousands, except per share data)                                         1998         1997         1996
                                                                              ----         ----         ----
Numerator:
 Earnings (loss) before extraordinary item and deemed dividend.....        $(35,529)     $(4,049)      $ 9,138
 Deemed dividend...................................................          (2,800)         ---           ---
                                                                           --------      -------       -------
  Numerator for basic earnings per share - earnings (loss) before
   extraordinary item..............................................        $(38,329)     $(4,049)      $ 9,138
 Effect of dilutive securities - net interest expense related to
  convertible debt.................................................              22          ---            22
                                                                           --------      -------       -------
  Numerator for diluted earnings (loss) per share, as adjusted.....        $(38,307)     $(4,049)      $ 9,160
                                                                           ========      =======       =======

Denominator:
 Weighted average number of common shares outstanding..............          11,615       11,038        10,944
 Shares held in escrow.............................................             ---          ---           (89)
                                                                           --------      -------       -------
  Denominator for basic earnings (loss) per share..................          11,615       11,038        10,855

Effect of dilutive securities:
 Common share equivalents (determined using the "treasury
  stock" method) representing shares issuable upon exercise of
  stock options and warrants.......................................             ---          ---         2,574
 Assumed conversion of convertible debt............................             ---          ---           111
                                                                           --------      -------       -------
  Denominator for diluted earnings (loss) per share................          11,615       11,038        13,540
                                                                           ========      =======       =======

Basic earnings (loss) per share:
 Earnings (loss) before extraordinary item and deemed dividend.....        $  (3.06)     $ (0.37)      $  0.84
 Deemed dividend...................................................           (0.24)         ---           ---
                                                                           --------      -------       -------
  Earnings (loss) before extraordinary item........................        $  (3.30)     $ (0.37)      $  0.84
                                                                           ========      =======       =======

Diluted earnings (loss) per share:
 Earnings (loss) before extraordinary item and deemed dividend.....        $  (3.06)     $ (0.37)      $  0.68
 Deemed dividend...................................................           (0.24)         ---           ---
                                                                           --------      -------       -------
  Earnings (loss) before extraordinary item........................        $  (3.30)     $ (0.37)      $  0.68
                                                                           ========      =======       =======

  Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include: (i) for the period ended April 30, 1998, 2.8 million shares (prior to weighting for the period since issuance) that would have resulted from the conversion of the Series B Convertible Preferred Stock, (ii) for the periods ended April 30, 1998 and 1997, 2.5 million shares that would have resulted from the conversion of the subordinated debentures, and (iii) options to purchase 490,150 shares of common stock for the period ended April 30, 1998 and options to purchase 190,000 shares of common stock for the period ended April 30, 1997. Additionally, because the periods ended April 30, 1998 and 1997 reflect a net loss from continuing operations, basic and diluted EPS are calculated based on the same weighted average number of shares outstanding which excludes potential common shares that would result from outstanding options and warrants.

  (n) Reclassifications

  Certain amounts and disclosure items in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (o)  New Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131").
These standards will not have any effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and will be adopted by the Company and reflected in the Company's interim financial statements effective fiscal year end 1999. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will be adopted by the Company and reflected in the Company's financial statements effective fiscal year end 1999.

  The Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred, and it is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 will be adopted by the Company and reflected in the Company's financial statements effective fiscal year end 2000. Adoption of this SOP in the current fiscal year would result in an additional before tax charge of $2.3 million.


(2) ACCOUNTS RECEIVABLE

    (a) Components

    Accounts receivable, net includes the following at April 30 (in thousands):

                                                                                                   1998                1997
                                                                                                   ----                ----
Contract receivables:
Billed:
  Contracts in process...............................................................            $15,119             $ 9,087
  Final billings on completed contracts..............................................                ---                 168
                                                                                                 -------             -------
                                                                                                  15,119               9,255
                                                                                                 -------             -------
 Unbilled:
  Incurred costs and accrued profits.................................................             34,539              23,596
  Retainages.........................................................................                468                 468
                                                                                                 -------             -------
                                                                                                  35,007              24,064
                                                                                                 -------             -------
Contract settlements.................................................................             29,791              21,841
Less reserve for Medicaid receivable.................................................             (9,822)             (9,822)
                                                                                                 -------             -------
                                                                                                  19,969              12,019
                                                                                                 -------             -------
Total contract receivables...........................................................             70,095              45,338
 Patient service receivables.........................................................                146                 226
 Other receivables...................................................................                762                 423
                                                                                                 -------             -------
Total................................................................................             71,003              45,987
 Less allowance for doubtful accounts receivable.....................................               (603)               (187)
                                                                                                 -------             -------
Accounts receivable, net.............................................................            $70,400             $45,800
                                                                                                 =======             =======

  Substantially all net receivables are expected to be collected within one year

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

  (b)  Medicaid Settlement Receivable

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

  For several years the Company engaged in on-going good faith discussions and negotiations with the District regarding the amounts due for the 1992 through 1994 contract periods. In February 1997, that process ultimately resulted in an agreement to settle these amounts due the Company for $18.9 million. The agreement was signed and approved by two different departments in the District government, but the District of Columbia's Chief Financial Officer has refused to approve the payment. Instead , the Chief Financial Officer offered the Company $6.2 million, which is substantially less than the Company believes it is entitled. As a result of the impasse, the Company recognized reserves of $9.8 million against its Medicaid receivables from the District of Columbia, principally relating to services provided during the 1992 to 1994 contract periods. Additionally, the Company has amounts due under contract periods subsequent to 1994. The Company has filed a claim with the District aggregating $62 million for all amounts due from the District of Columbia. The Company remains committed to pursuing its contractual rights for the amounts it is due from the District.

  The Company believes that the final settlement of these contracts under the method prescribed by the new law may result in payments to the Company in excess of the $14.9 million and $12.0 million in receivables recorded at April 30, 1998 and 1997, respectively, which amounts have been consistently estimated based on the Company's conservative interpretation of amounts due based on the methods in effect prior to the enactment of the new law.

 (c)  Maryland Department of Public Safety and Correctional Services Contract
 Claim

  In June 1996, the Company began providing health care services to inmates at various facilities for the Maryland Department of Public Safety and Correctional Services ("MDPSCS") under a three year fixed price per inmate contract. The contract provided for the MDPSCS to be able to make unilateral changes to the scope of services to be provided under the contract but required the MDPSCS to negotiate with the Company an associated change in contract price. Throughout the course of the contract term the MDPSCS mandated various material modifications to the contract services. The Company provided several proposals to adjust the contract price as a result of these modifications to the scope of contract services and undertook numerous efforts to meet and negotiate these issues with the MDPSCS. The Company's efforts were unsuccessful, as the MDPSCS denied that they had required increases to the scope of services under the original contract terms.

  Consequently, the Company informed the MDPSCS in May 1998 that it could not continue to provide the increased level of services during the third and final contract year beginning July 1, 1998, without a substantial increase in the contract price. Further, the Company filed a formal contract claim with the MDPSCS in May 1997, most recently amended in June 1998, in the amount of $9.1 million. As of April 30, 1998, the Company's accounts receivable includes $5.0 million related to this claim.

  In conjunction with the Company's statements requiring the contract price to be amended for the changes in the level of services, the MDPSCS has terminated the contract for cause, claiming that the Company repudiated the contract.

                 PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

  The Company and the MDPSCS are currently in negotiations to resolve this matter.


(3) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at April 30 (in thousands):

                                                                                             1998                1997
                                                                                             ----                ----
Land.................................................................................      $  4,307            $  9,491
Buildings............................................................................        11,342              25,597
Leasehold improvements...............................................................        32,409              13,385
Equipment............................................................................        34,514              20,509
Furniture and fixtures...............................................................         6,630               4,958
Vehicles.............................................................................           386                 228
Construction in progress.............................................................           ---                 126
Real estate lease obligation.........................................................        18,148                 ---
                                                                                           --------            --------
                                                                                            107,736              74,294
Less accumulated depreciation and amortization.......................................       (19,666)            (15,850)
                                                                                           --------            --------
Property and equipment, net..........................................................      $ 88,070            $ 58,444
                                                                                           ========            ========

  As of April 30, 1998 and 1997, $0.5 million and $1.1 million in furniture and fixtures and related accumulated depreciation of $0.3 million and $0.8 million, respectively, were financed by capital leases. As of April 30, 1998 and 1997, $7.5 million and $3.5 million, in equipment and related accumulated depreciation of $1.3 million and $0.1 million, respectively, were financed by capital leases.

  Depreciation and amortization expense for property and equipment totaled $8.2 million, $4.6 million and $3.7 million for the years ended April 30, 1998, 1997 and 1996, respectively.


(4) NOTES PAYABLE

  (a) Note Payable to Bank

  To finance the HIP transaction (see Note 13(c)), pay related expenses and provide future working capital, the Company obtained a $75 million collateralized credit facility (the "Credit Agreement") from its primary bank dated as of October 31, 1997 which superseded the pre-existing primary banking facility. Under the Credit Agreement, the Company had available up to $75 million in principal amount of senior collateralized financing in the form of
(i) a term facility in the principal amount of $40 million maturing in two years (the "Term Facility"), and (ii) a revolving credit facility in an aggregate principal amount of up to $35 million (the "Revolving Facility").

  The Credit Agreement provided for certain customary affirmative and negative covenants and events of default, including, but not limited to, covenants regarding the Company's capital expenditures, funded debt, intangible net worth, leverage, working capital, interest coverage and fixed charge coverage, as well as limitations on other indebtedness, mergers, acquisitions (and asset sales), other liens and investments. The Credit Agreement was collateralized by a security interest in substantially all of the Company's assets.

  In connection with the Credit Agreement, the Company paid $3.0 million in fees and issued warrants to its primary bank to acquire 1,421,000 shares of common stock of the Company at no cost to exercise. Effective October 31, 1997 500,150 of the warrants became immediately exercisable and were recorded as additional paid-in capital using the market price on that day of $13.69 per share, for a total of $6.85 million. The remaining 920,850 warrants were canceled in

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

accordance with the terms of the warrant agreement because the entire outstanding borrowings under the Credit Agreement were repaid prior to January 31, 1998 with the proceeds of the private placement of Series B Convertible Preferred Stock (see Note 7).

  In January 1998, the Credit Agreement was amended to reflect the repayment of the entire outstanding balance from the proceeds of the private placement of the Series B Convertible Preferred Stock. The amendment primarily terminated the Term Facility, decreased the Revolving Facility to $30.0 million and provided for interest, at the Company's selection, at (i) 2.0% above the Eurodollar rate, or (ii) 1.0% above the higher of the bank prime rate or the Federal Funds rate plus 0.5%. At April 30, 1998, there were no cash borrowings outstanding under the Revolving Facility.

  The Revolving Facility contains a letter of credit facility whereby the bank will issue for the account of the Company, irrevocable stand-by letters of credit in connection with certain contract performance requirements. The amount of outstanding stand-by letters of credit reduces the amount of funds available under the Revolving Facility. The Company had issued stand-by letters of credit amounting to approximately $3.0 million and $3.0 million at April 30, 1998 and 1997, respectively. The Revolving Facility functions similar to a line of credit with daily advances and repayments. Accordingly, Revolving Facility activity is presented as a net amount in the consolidated statements of cash flows.

  On May 26, 1998, the Credit Agreement was amended again in its entirety. The new three year $80 million Credit Agreement consists of a $15 million working capital revolving credit facility which provides for up to $5 million for the issuance of letters of credit and a $65 million revolving credit facility for the purchase of the Company's capital stock (common shares and Series B Preferred Shares) and for working capital needs. The advances on the $65 million facility, if any, on January 31, 1999, will be converted to a term loan repayable in nine quarterly installments beginning April 30, 1999. Interest on both facilities is, at the Company's selection, at (i) 2.5% above the Eurodollar rate, or (ii) 1.5% above the higher of the bank prime rate or the Federal Funds rate plus .5%, through November 30, 1998. The Credit Agreement contains provisions whereby the interest rate may decrease based on the Company's leverage ratio measured quarterly.

  The agreement includes customary affirmative and negative covenants and events of default. It is collateralized by a security interest in substantially all of the Company's assets.

  As of April 30, 1998, the Company was not in compliance with certain provisions of the Credit Agreement. The Company is currently involved in discussions with its primary bank to waive current noncompliance and to amend existing financial covenants to avoid expected future noncompliance.

  As of August 12, 1998, the Company had advances of $77 million, principally to repurchase Common and Preferred Stock and $3 million in letters of credits outstanding under this Credit Agreement.

  (b) Notes Payable-Other

  The notes payable-other consists of the following at April 30 (in thousands):

                                                                                                  1998             1997
                                                                                                  ----             ----
Various collateralized term notes, interest at 9.95% and 10.5%, monthly
 payments of principal and interest of $62,000, due between December 1999 and June 2002......     $3,191          $1,079
Insurance notes, monthly payments of principal and interest of $106,000,
 interest at 4.8%, due July 1998.............................................................        314             218
Obligations under capital leases, for certain equipment and fixtures, monthly payments of
 principal and interest of $215,000, interest from 4.1% to 9.3%, due between May 1998              5,892           3,883
 and January 2003............................................................................
Convertible promissory notes of $500,000, interest due annually on April 30 at 7%, convertible into common stock at $4.50 per share commencing September 1995, due
 September 1999..............................................................................        500             500
                                                                                                 -------         -------
Total notes payable-other....................................................................      9,897           5,680
Less current maturities......................................................................     (2,552)         (1,716)
                                                                                                 -------         -------
Notes payable-other, net of current maturities...............................................    $ 7,345         $ 3,964
                                                                                                 =======         =======

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

  Scheduled maturities of notes payable-other at April 30, 1998 are as follows (in thousands): $2,552 in 1999, $2,888 in 2000, $1,801 in 2001, $639 in 2002,
and $2,017 in 2003.

  The Company's weighted average interest rate on short-term borrowings outstanding at April 30, 1998 and 1997 was 8.4% and 7.2%, respectively.

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

(6) INCOME TAXES

  Income tax expense (benefit) consists of the following at April 30 (in thousands):

                                                                      Current         Deferred       Total
                                                                      -------         --------       -----
1998:
Federal.............................................................  $     ---       $(7,700)       $(7,700)
State...............................................................        ---        (1,100)        (1,100)
                                                                      ---------       -------        -------
                                                                      $     ---       $(8,800)       $(8,800)
                                                                      =========       =======        =======
1997:
Federal.............................................................  $     ---       $(2,227)       $(2,227)
State...............................................................        ---          (260)          (260)
                                                                      ---------       -------        -------
                                                                      $     ---       $(2,487)       $(2,487)
                                                                      =========       =======        =======
1996:
Federal.............................................................  $     ---       $ 3,400        $ 3,400
State...............................................................        ---           700            700
                                                                      ---------       -------        -------
                                                                      $     ---       $ 4,100        $ 4,100
                                                                      =========       =======        =======

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

  Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings (loss) before income taxes as follows:

                                                                                   1998           1997          1996
                                                                                   ----           ----          ----
Computed "expected" tax expense (benefit)...........................           $(15,072)       $(2,227)       $4,494

Increase (decrease) in income tax resulting from:
 State income tax expense (benefit), net of federal income taxes....             (2,048)          (259)          434
 Non-taxable gain on sale of stock in subsidiary....................                ---            ---          (853)
 Amortization of excess cost over fair value of assets acquired.....                153             51            64
 Change in the valuation allowance..................................              7,212            ---           ---
 Other..............................................................                955            (52)          (39)
                                                                               --------        -------        ------
                                                                               $ (8,800)       $(2,487)       $4,100
                                                                               ========        =======        ======

Effective income tax rate...........................................               20.0%          38.0%         31.0%
                                                                               ========        =======        ======


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997, are as follows:

                                                                                                  1998           1997
                                                                                                  ----           ----
Deferred tax assets:
   Accounts receivable, principally due to differing recognition methods.............          $ 3,347        $ 1,208
   Property and equipment, principally due to difference in depreciation.............              589            396
   Land and building, due to valuation methods.......................................               35            230
   Accrued employee benefits.........................................................            1,566          2,263
   Accrued contract and sublease losses..............................................              542            237
   Amortization of intangible assets.................................................              164            ---
   State and federal net operating loss and contribution carryforwards...............           32,197          5,330
   Alternative minimum tax credit carryforwards......................................              361            361
                                                                                               -------        -------
    Total gross deferred tax assets..................................................           38,801         10,025
   Less valuation allowance..........................................................           15,000            ---
                                                                                               -------        -------
    Net deferred tax assets..........................................................          $23,801        $10,025
                                                                                               -------        -------
Deferred tax liabilities:
   Accounts receivable, principally due to differing recognition methods.............           11,205          4,906
   Property and equipment, principally due to difference in depreciation.............              299             45
   Precontract costs.................................................................              837          3,008
   Deferred lease obligations........................................................               13             18
                                                                                               -------        -------
    Total deferred tax liabilities...................................................          $12,354        $ 7,977
                                                                                               -------        -------
    Net deferred income tax asset....................................................          $11,447        $ 2,048
                                                                                               =======        =======

  The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The valuation allowance as of April 30, 1998 and 1997 was $15 million and zero, respectively. Although realization is not assured, management believes that the net deferred tax asset will be realized. The Company has tax planning strategies to prevent the tax net operating loss carryforwards from expiring unused.

  As of April 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $82 million, to offset future federal and state taxable income, expiring principally in fiscal years 2008 through 2013. Certain of these carryforwards have annual dollar limits. In addition, the Company has alternative minimum tax credit carryforwards of approximately $360,000 that are available to reduce future federal regular income taxes, if any, over an indefinite period. Approximately $11.5 million of the Company's net operating loss carryforwards related to stock options. The tax benefit of $4.5 million related to stock options will be credited to stockholder's equity when realized.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996


(7) PRIVATE PLACEMENT

  On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $70 million. The proceeds of the offering were used to repay the entire outstanding borrowings under a senior credit facility and to pay related issuance costs of $6.95 million. The senior credit facility was established to temporarily finance the Company's acquisition of 18 health centers from HIP (see Notes 4 and 13(c)). The Company intended to obtain permanent financing through the issuance of debt or equity securities.

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

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

  On March 31, 1998, a Special Meeting of Stockholders was held at which the common stockholders approved the issuance of common stock upon conversion of the Series B Preferred Stock in accordance with the Company's listing agreement with the New York Stock Exchange. If such stockholder approval had not been obtained by May 31, 1998, the Company would have been required to redeem, at a price equal to 110% of the liquidation preference of such shares, the smallest number of shares of Series B Preferred Stock which would have been sufficient, in the Company's reasonable judgment, such that following such redemption, conversion of the remaining shares of Series B Preferred Stock would not have constituted a breach of the Company's obligations under the New York Stock Exchange listing requirements, with respect to the conversion of Series B Preferred Stock into common shares exceeding 19.9% of the number of shares of common stock outstanding at October 31, 1997.

  In fiscal year 1998, the Company recorded a Preferred Stock non-cash deemed dividend of $2.8 million or $0.24 per share on a diluted basis. This dividend results from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over an eleven month period from 5% to a maximum of 9% by December 1998. This discount is being recognized notably as a non-cash deemed dividend over the applicable eleven month period.

  From June 3 through June 11, 1998, the Company repurchased 25,320 shares of the Series B Preferred Stock at a cost of $28.7 million.

  Beginning June 1, 1998, through July 29, 1998, a total of 7,095 shares of Series B Preferred Stock were converted into 1,275,653 shares of common stock.

     Pursuant to the Preferred Stock Investment Agreements entered into between the Company and the holders of Series B Convertible Preferred Stock, the Company agreed to use its best efforts to have a registration statement declared effective by April 1, 1998. The Preferred Stock Investment Agreements state that, if the registration statement is not effective by April 1, 1998, the Company will be required to make cash payment to the holders equal to 3% of the purchase price for the Series B Preferred Stock for each 30-day period thereafter until the Registration statement is effective (pro-rated as to a period of less than 30 days). The registration statement was declared effective on June 10, 1998. Accordingly, under the terms of the Preferred Stock Investment Agreements, the Company would be required to pay an aggregate amount of approximately $2,301,960 ($957,000 through April 30, 1998) to holders of the Series B Preferred Stock after adjusting for the repurchase of 25,320 shares of Series B Preferred Stock and the waiver of the penalty by holders of 11,130 shares of the outstanding Series B Convertible Preferred Stock. Penalty payments totaling $387,360 covering the period from June 1, 1998 through June 9, 1998, were made to holders of Preferred Stock as of June 1, 1998 that were not repurchased by the Company. The Company believes that the liquidated damages provision constitutes an unenforceable penalty for April and May and intends to challenge any attempt to enforce the provision. The Company is seeking waivers of this provision from the holders of the Series B Convertible Preferred Stock. There can be no assurance that the Company will be successful in obtaining waivers from the holders of Series B Convertible Preferred Stock or that the Company will prevail in establishing that the provision is unenforceable. The enforcement of the liquidated damages provision against the Company could have a material adverse effect on the Company's financial condition and results of operations.

  On July 29, 1998, the Company suspended conversion of the Series B Preferred Stock into common shares. The Company suspended conversion in part because the registration statement that was filed covering common shares to be issued upon conversion did not provide for enough common shares in light of the Company's current stock market price of less than $4.00 per share. In addition, as holders of the Preferred Stock are limited in the number of shares that may be converted by the requirement that no such holder shall, following conversion, own more than 4.9% of the outstanding common stock of the Company, the Company is reviewing such holders' compliance with this requirement and other legal requirements. The current market price was such that conversion of the outstanding preferred shares would potentially result in approximately 85% of the holders exceeding the 4.9% limitation.

(8) CAPITAL STOCK

  (a) Stock Split

  On October 16, 1995, the Board of Directors of the Company declared a two-for-one split of its Common Stock payable on November 20, 1995. This was effected in the form of a 100 percent stock dividend of 7,073,351 shares to stockholders of record as of November 1, 1995. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, earnings per share amounts, weighted average shares outstanding, as well as stock option, stock warrant and related price information have been restated to give retroactive effect to the two-for-one stock split effected on November 20, 1995.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

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

  (c) Stock Rights

  On April 10, 1992, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the Rights) for each share of common stock outstanding at April 20, 1992 or issued thereafter. The Board of Directors also designated and reserved 50,000 shares of preferred stock as "Series A Junior Preferred Stock". Each Right when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, at an exercise price of $42.50, subject to adjustment. The Rights will become exercisable after public announcement that, without consent of a majority of disinterested members of the Board of Directors, a third party has acquired or obtained beneficial ownership of 15% or more of the outstanding Common Shares or 10 business days after commencement or public announcement of an offer of such an event. The Rights, which do not have voting rights, expire in April 2002, and may be redeemed in whole by the Company at $.01 per Right at any time prior to their expiration or the acquisition by a third party of 15% or more of the Company's Common Stock. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, provision shall be made so that each holder of a Right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. At April 30, 1998 and 1997, 12,060,020 and 11,111,364 rights are outstanding, respectively.

  (d) Directors' Retainer Plan

  Commencing on May 1, 1993, and thereafter for any fiscal quarter, each Director of the Company may elect to have the full amount of his retainer paid in the form of common shares of the Company under this plan. The number of shares issued is calculated based on the then current market value of the stock. The Board of Directors of the Company has authorized 100,000 common shares for issuance under this plan. In July 1998, August 1997, April 1996 and October 1994, the Company issued 260 shares, 4,539 shares, 20,449 shares and 25,778 shares, respectively, to the Board of Directors, pursuant to the Directors' Plan.

  (e)  Sale of Stock

  On May 2, 1997, the Company sold 200,000 shares of stock at $13.00 per share to an investor in a private transaction.

  (f)  Stock Repurchase Plan

  In April 1998, the Board of Directors of the Company authorized the repurchase of up to 3.0 million shares of common stock. As of April 30, 1998, the Company had repurchased 149,800 common shares at a cost of $2.6 million. From May 1, 1998 through August 12, 1998, the Company repurchased an additional 1,643,000 common shares at a cost of $21.8 million, which includes 1,000,000 common shares purchased from the Company's former chairman at a cost of $16.8 million.

(9) STOCK OPTIONS AND WARRANTS

  The Company is authorized to grant options and other stock-based awards under its Amended and Restated PHP Healthcare Corporation 1986 Stock Option Plan (the "1986 Plan") and its PHP Healthcare Corporation Amended and Restated 1996 Incentive Plan (the "1996 Plan", collectively, the "1986 Plan" and the "1996 Plan," the "Stock Plans").

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

     The Stock Plans provided for the granting of options to purchase a maximum of 1,500,000 shares of the Company's stock to eligible employees and officers of the Company. In November 1994, the shareholders approved an increase in the maximum to 3,500,000 shares. The Stock Plans provides for the granting of options which qualify as incentive stock options as well as non-qualified stock options. All incentive stock options granted under the Stock Plans must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, and non-qualified stock options must have an exercise price of not less than 60% of the fair market value of the common stock on the date of grant. All options granted prior to April 30, 1991, under the Stock Plans, may be exercised no earlier than two years from the date of grant. All options granted since April 30, 1991, are exercisable ratably on an annual basis over two to five years from the date of grant. Options are canceled 90 days after termination of employment if not exercised.

     The following is a summary of activity in 1996, 1997 and 1998:

                                                                                                                     WEIGHTED
                                                                                                                      AVERAGE
                                                              SHARES              PRICE               AMOUNT      EXERCISE PRICE
                                                              ------              -----               ------      --------------
Options outstanding at April 30, 1995.....................   2,844,300         $ 1.95-11.25        $12,453,131       $ 4.38
 Options granted in 1996..................................     267,000           9.25-27.25          3,977,375        14.90
 Options exercised in 1996................................    (108,372)          1.95-11.25           (506,196)        4.67
 Options canceled in 1996.................................     (15,378)          3.04-11.25            (83,745)        5.45
                                                            ----------         ------------        -----------       ------
Options outstanding at April 30, 1996.....................   2,987,550           3.00-27.25         15,840,565         5.30
 Options granted in 1997..................................     400,084          11.63-35.00         10,290,648        25.72
 Options exercised in 1997................................     (75,862)          3.03-10.50           (504,013)        6.64
 Options canceled in 1997.................................     (24,676)          3.04-34.13           (442,970)       17.95
                                                            ----------         ------------        -----------       ------
Options outstanding at April 30, 1997.....................   3,287,096           3.00-35.00         25,184,230         7.66
 Options granted in 1998..................................     299,500          13.56-17.81          5,141,719        17.17
 Options exercised in 1998................................  (1,053,917)          3.04-11.25         (4,615,283)        4.38
 Options canceled in 1998.................................    (219,114)          3.04-31.13         (5,822,827)       26.57
                                                            ----------         ------------        -----------       ------
Options outstanding at April 30, 1998.....................   2,313,565         $ 3.00-31.00        $19,887,839       $ 8.60
                                                            ----------         ------------        -----------       ------

Options exercisable at April 30, 1998.....................   1,804,802                                               $ 5.81
                                                            ==========                                               ======

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

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

  The Company has also granted options outside of the Stock Plans. The following is a summary of stock option activity outside of the Stock Plans in 1996, 1997 and 1998:

                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                                               SHARES             PRICE              AMOUNT      EXERCISE PRICE
                                                               ------             -----              ------      --------------
Options outstanding at April 30, 1995.......................   497,858          $3.80-5.50         $2,284,611        $4.59
 Options granted in 1996....................................       ---                 ---                ---          ---
 Options exercised in 1996..................................       ---                 ---                ---          ---
 Options canceled in 1996...................................       ---                 ---                ---          ---
                                                              --------          ----------         ----------        -----
Options outstanding at April 30, 1996.......................   497,858           3.80-5.50          2,284,611         4.59
 Options granted in 1997....................................       ---                 ---                ---          ---
 Options exercised in 1997..................................       ---                 ---                ---          ---
 Options canceled in 1997...................................       ---                 ---                ---          ---
                                                              --------          ----------         ----------        -----
Options outstanding at April 30, 1997.......................   497,858           3.80-5.50          2,284,611         4.59
 Options granted in 1998....................................       ---                 ---                ---          ---
 Options exercised in 1998..................................  (180,000)          4.50-5.50           (860,000)        4.78
 Options canceled in 1998...................................       ---                 ---                ---          ---
                                                              --------          ----------         ----------        -----
Options outstanding at April 30, 1998.......................   317,858          $3.80-5.50         $1,424,611        $4.48
                                                              --------          ----------         ----------        -----

Options exercisable at April 30, 1998.......................   317,858                                               $4.48
                                                              ========                                               =====

     The following table summarizes information concerning options outstanding within the Stock Plans at April 30, 1998:

                                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                       ---------------------------------------------------------    ------------------------------------
                                                 WEIGHTED
                                                 AVERAGE
                            NUMBER               REMAINING           WEIGHTED            NUMBER           WEIGHTED
   RANGE OF               OUTSTANDING          CONTRACTUAL            AVERAGE          EXERCISABLE         AVERAGE
EXERCISE PRICES           AT 4/30/98             TERM (YEARS)     EXERCISE PRICE       AT 4/30/98       EXERCISE PRICE
---------------             -------             ------------      --------------        -------         -------------
$  1.95 - 3.04               707,768                6.1             $ 3.04              707,768             $ 3.04
   4.06 - 5.94               921,211                6.4               5.50              921,212               5.50
  6.50 - 11.63               148,936                7.3              10.50               77,268              10.47
 13.56 - 17.81               272,000                9.3              17.10                  ---                ---
 21.75 - 25.00               202,650                8.3              23.57               60,594              23.52
 27.25 - 35.00                61,000                7.8              27.50               37,960              27.35
                           ---------                ---             ------            ---------             ------
$ 1.95 - 35.00             2,313,565                6.9             $ 8.60            1,804,802             $ 5.81
                           =========                ===             ======            =========             ======

     The following table summarizes information concerning options outstanding outside of the Stock Plans at April 30, 1998:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -------------------------------------------------------      ----------------------------------
                                          WEIGHTED
                                           AVERAGE
                         NUMBER           REMAINING              WEIGHTED             NUMBER            WEIGHTYED
   RANGE OF           OUTSTANDING         CONTRACTUAL             AVERAGE           EXERCISABLE          AVERAGE
EXERCISE PRICES        AT 4/30/98         TERM (YEARS)        EXERCISE PRICE         AT 4/30/98        EXERCISE PRICE
---------------         -------           ------------        -------------           -------          --------------
$ 3.80 - 5.50            317,858             5.9                 $4.48                 317,858               $4.48
                         =======             ===                 =====                 =======               =====

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         APRIL 30, 1998, 1997 AND 1996

     To the extent any options are granted at an exercise price less than the fair market value at the date of the grant, the Company records compensation expense equal to the difference in such prices ratably over the applicable vesting period. The Company recorded compensation expense of $0.2 million, $1.3 million, and $1.6 million in 1998, 1997, and 1996, respectively, in the consolidated statement of operations relating to options.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan, except as required by Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees", as noted above. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              1998                1997             1996
                                                                              ----                ----             ----
                                                                                                                 C>
     Net earnings (loss)-as reported (000's).............................   $(47,604)            $(4,049)        $9,138
     Net earnings (loss)-pro forma (000's)...............................   $(48,672)            $(4,960)        $9,014
     Earnings (loss) per share-as reported...............................   $  (4.10)            $ (0.37)        $  .68
     Earnings (loss) per share-pro forma.................................   $  (4.19)            $ (0.45)        $  .67

     The weighted average fair value per share of options granted during fiscal years 1998, 1997 and 1996 was $12.04, $14.73, and $7.00 respectively. The fair value of each option grant is estimated on the date of grant, based on the market price of the stock on that date which is also the option grant price using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                                              1998                1997             1996
                                                                              ----                ----             ----
                                                                                                                  C>

Dividend Yield...........................................................           0%                  0%            0%
Expected Volatility......................................................          73%                 60%           60%
Risk-free Interest Rate..................................................        5.07%               6.03%         6.03%
Expected Lives...........................................................     5 years             5 years       5 years

     In conjunction with the acquisition of EastWest Research Corporation on November 1, 1992, the Company issued 20,000 stock warrants at $5.75 per share, 20,000 stock warrants at $7.50 per share, and 20,000 stock warrants at $12.00 per share. In December 1994, 25% of these warrants were canceled. The 45,000 remaining warrants are all currently exercisable and expire seven years from the date of issuance. The value assigned to these warrants was immaterial.


(10)  EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On December 30, 1997, the Company repaid $65.0 million to its primary bank which represented the then entire outstanding balance of notes payable to the bank under the Credit Agreement (see Note 4). The Company repaid the bank with the proceeds from the private placement of Series B Convertible Preferred Stock (see Note 7).

     The early extinguishment of this debt resulted in an extraordinary charge of $9.3 million for the year ended April 30, 1998, consisting of: (i) $6.85 million in cost for the 500,150 common stock warrants issued to the bank at an exercise price of zero, (ii) $3.0 million in cash fees paid to the bank, (iii) $171,000 in legal and other fees incurred related to the Credit Agreement, (iv) reduced by $746,000 in interest expense that was recognized during the period the debt was outstanding resulting from amortization of the above cost items, and (v) no associated income tax benefit.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         April 30, 1998, 1997 and 1996

(11) RETIREMENT OF FORMER CHAIRMAN

  On January 31, 1997, the Company's Founder, Chairman and Chief Executive Officer, Charles H. Robbins, retired. The Board of Directors provided Mr. Robbins a retirement agreement that included a $2 million payment and a payment of $275,000 related to a one-year noncompetition agreement. In connection with the agreement, on May 2, 1997, Mr. Robbins repaid all outstanding notes receivable and accrued interest due the Company under the Senior Executive Loan Program and notes receivable related to certain life insurance policies. The agreement contained additional clauses which include, among other things, a "standstill" provision and restrictions on the timing of any dispositions of Mr. Robbins' holdings in the Company. For the year ended April 30, 1997, the Company recognized $2.275 million in expense related to this retirement agreement.


(12) RESTRUCTURING CHARGES

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

  In fiscal year 1998, the Company determined that the previously established restructuring reserve for the termination of its long-term care line of business was insufficient to provide for the losses incurred during the exit process on several of these projects. Consequently, in fiscal year 1998, the Company recognized an additional $1.5 million in restructuring charges related to the strategic decision to terminate the long-term care line of business.


(13) ACQUISITION, DEVELOPMENT, AND SALE OF SUBSIDIARIES

  (a)  Sale of Partial Interest in Health Maintenance Organization

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

  (b) Acquisition of Primary Care Facilities and Related Network Services Agreement

  On February 28, 1997, the Company and a real estate investment trust subsidiary in which the Company owned a minority interest (the REIT), acquired certain primary care facilities located throughout New Jersey formerly operated by Blue Cross and Blue Shield of New Jersey, Inc. (BCBSNJ). The total purchase price, including transaction costs and other consideration, was approximately $37.0 million, of which $22.3 million was paid by the REIT and the balance of the other consideration was provided by the Company in the form of $8.8 million in cash, $3.5 million in new lease financing, and 90,000 shares of the

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         April 30, 1998, 1997 and 1996

Company's common stock. In addition, in connection with the transaction, the Company made a $0.9 million capital contribution to the REIT and advanced the REIT an additional $18 million, including $16 million in short-term loans and $2 million in long-term secured loans until permanent financing could be obtained. Since the Company funded substantially all of the funds at closing, in concert with certain ownership risk provisions in the lease agreements, the Company has consolidated the operations of the REIT since February 1997. The Company's portion of the cash consideration paid to BCBSNJ and the amounts contributed or advanced to the REIT were obtained from a combination of cash on hand, equipment lease financing, and borrowings on its bank line of credit.

  In December 1997, as part of a provision in the transaction agreements, the Company purchased the 90,000 common shares from BCBSNJ for $2.4 million.

  This acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible ($32.6 million) and identifiable intangible ($2.6 million) assets and assumed liabilities based on their respective fair market values. The identifiable intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 20 years. The excess cost over the estimated fair market value of the acquired net assets of approximately $1.8 million is being amortized on a straight line basis over 25 years.

  On February 28, 1997, the Company and BCBSNJ replaced an existing operating agreement with a network services agreement effective July 1, 1996, pursuant to which the Company provides certain health care services to enrolled BCBSNJ beneficiaries through global capitation. As a result of the new agreement, BCBSNJ paid the Company global capitation from July 1, 1996 amounting to $9,977,000 of additional revenue for the period July 1, 1996 through February 28, 1997, recorded in the fourth quarter of fiscal 1997. Also, under the network services agreement, the Company was responsible for all costs associated with global capitation services for the period July 1, 1996 through February 28, 1997 resulting in incremental costs of $10,018,000, recorded in the fourth quarter of fiscal 1997. Accordingly, the results of operations under the network services agreement are included in the consolidated financial statements from July 1, 1996.

  If these transactions had occurred on May 1, 1995 or 1996, the effect on the Company's results of operations and net earnings would have been immaterial. Unaudited pro forma consolidated revenues of the Company would have been approximately $235 million and $212 million for the years ended April 30, 1997 and 1996, respectively.

  On August 15, 1997, the REIT obtained permanent financing and repaid its loans to the Company. In addition, the REIT's parent company, G&L Realty corporation, purchased the Company's ownership interest in the REIT and the Company provided a new $2.0 million long-term loan to G&L Realty Corporation. In conjunction with these transactions, the Company committed to a 17-year operating lease. Accordingly, since the Company sold its interest in the subsidiary and its loans were repaid, the operations of the REIT were not consolidated after August 15, 1997.

  However, as a result of the Company's continuing involvement with the lessor in the form of a $2.0 million long-term loan, reflected as note receivable, against which the borrower may offset past due lease payments and any related interest amounts, the Company has accounted for the new lease as a financing. Accordingly, in August 1997, property and equipment was increased by $18.1 million with a corresponding increase to finance lease obligation. The lease term ends February 28, 2014, and gross future lease payments are as follows:
$2.7 million in 1999, $2.7 million in 2000, $2.7 million 2001, $2.7 million in 2002, $2.7 million in 2003, and $28.8 million thereafter.

  (c)  Acquisition of Primary Care Facilities and Related Health Services
  Agreement

  Effective October 31, 1997, the Company acquired eighteen primary care health centers located throughout the state of New Jersey from HIP of New Jersey, Inc., a New Jersey health maintenance organization ("HIP"). The total purchase price of approximately $84 million, including transaction costs and other consideration, was paid through a combination of cash on hand and bank financing (see Note 4). The Company may be required to pay HIP additional amounts based upon membership growth during the years 1997 through 2000, up to a total of $15 million. In conjunction with the purchase agreement, the Company and HIP entered into a twenty year Health Services Agreement pursuant to which the Company arranges for the provision of certain health care services to enrolled HIP beneficiaries and will receive in return global capitation payments. To enable the Company to provide health care services as promptly as possible, the Company and HIP

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         April 30, 1998, 1997 and 1996

also entered into a Network Access and Transition Agreement, whereby HIP paid the Company $5.4 million to perform various transition functions such as medical management and administrative services, and to provide HIP members access to the Company's health care network during the transition period.

  The transaction was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the acquired tangible ($27 million) and identifiable intangible assets ($57 million) and assumed liabilities based on their respective estimated fair market values. The identifiable intangible assets will be amortized on a straight-line basis over 20 years.

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

                                                                                      YEAR ENDED          YEAR ENDED
                                                                                    April 30, 1998      APRIL 30, 1997
                                                                                  ------------------  ------------------
Revenues........................................................................           $571,617            $582,039
Earnings (loss) before extraordinary item.......................................            (43,285)             (4,161)
Diluted earnings (loss) before extraordinary item per common share..............           $  (3.73)           $  (0.38)

  (d) Supplemental Disclosure of Noncash Investing and Financing Activities

                                                                             1998                1997               1996
                                                                      ------------------  ------------------  -----------------
Acquisition of subsidiaries
 Fair value of property and equipment acquired......................           $ 27,228             $32,525                 ---
 Indentifiable intangible assets....................................             57,140               2,648                 ---
 Excess of cost over fair value of assets acquired..................                ---               1,821                 ---
 Other current assets acquired......................................              2,059                 ---                 ---
 Liabilities assumed................................................             (3,803)                ---                 ---
 Notes payable issued...............................................            (53,921)             (3,541)                ---
 Value of stock and guarantee issued................................                ---              (2,400)                ---
                                                                               --------             -------   -----------------
 Cash paid..........................................................             28,703              31,053                 ---
 Less cash acquired.................................................                ---                 ---                 ---
                                                                               --------             -------   -----------------
 Acquisition of subsidiaries, net of cash acquired..................           $ 28,703             $31,053                 ---
                                                                               ========             =======   =================

Disposition of subsidiaries
 Fair value of assets sold..........................................           $ 22,076                 ---                 ---
 Note receivable issued.............................................             (2,000)                ---                 ---
 Capital contribution of other shareholders in subsidiaries.........             (3,542)                ---                 ---
                                                                               --------             -------   -----------------
 Cash received......................................................             16,534                 ---                 ---
 Less cash conveyed.................................................               (101)                ---                 ---
                                                                               --------             -------   -----------------
 Disposition of subsidiaries, net of cash...........................           $ 16,433                 ---                 ---
                                                                               ========             =======   =================


(14) RELATED-PARTY TRANSACTIONS

  (a) Legal and Financial Advisory Services

  A director of the Company whose term expired in November 1997, is a partner in a law firm that provided legal services to the Company during 1998, 1997, and 1996. For the years ended April 30, 1998, 1997, and 1996, total billings approximated $263,000, $321,000, and $300,000, respectively, all of which was expensed in the consolidated statements of operations. At April 30, 1998, 1997, and 1996 amounts due the law firm approximated $42,000, $112,000, and $19,000, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         April 30, 1998, 1997 and 1996

  In 1998, 1997, and 1996, financial advisory services were provided the Company by a firm in which the managing general partner was a director of the Company, and became Chairman of the Company on February 1, 1997. In addition, the two partners in the firm were also employees of the Company from September 1994 to September 1995. During 1998, 1997 and 1996, total billings approximated none, $233,000, and $211,000, respectively. At April 30, 1998, 1997, and 1996, the amounts due the firm were none, none, and $11,000, respectively.

  (b) Senior Executive Loan Program

  On November 5, 1992, the Board of Directors approved a Senior Executive Loan Program (the Program). Loans made pursuant to this Program may not exceed three and one-half times the executive's annual salary. The loans are to be repaid in one year and bear interest at two percent above the Company's short-term borrowing rate. The loans are collateralized by Company stock owned by the senior executive or a second position in stock previously pledged provided there remains sufficient equity in the stock. As of April 30, 1998 and 1997, a total of $3.2 and $4.4 million, respectively, was outstanding (including accrued interest) to four officers under the Program. The current outstanding amounts have been renewed and are now due March 1999.

  (c) Other Notes and Advances

  The Company has advanced amounts to an officer of a subsidiary of the Company in the form of promissory notes due from April 1998 to July 2000. The notes bear interest at 8.5%. The notes are collateralized by the officer's stock in the Company. As of April 30, 1998 and 1997, the amounts outstanding were $644,000 and $724,000, respectively, and are reflected as other assets.

  In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit.
The promissory notes total $0.5 and $1.2 million at April 30, 1998 and 1997, respectively.


(15) COMMITMENTS AND CONTINGENCIES

  (a) Leases as Lessee

  The Company has several noncancelable operating leases, principally for office space and equipment, that expire on various dates over the next fifteen years. The office leases provide for increased real estate taxes and building operating costs through annual adjustments. Total rental expense for operating leases for the years ended April 30, 1998, 1997 and 1996 was approximately $12.9 million, $6.7 million and $4.9 million, respectively.

  Future minimum rental payments under noncancelable operating leases at April 30, 1998, are as follows: $11.0 million in 1999, $12.4 million in 2000, $11.7 million in 2001, $10.2 million in 2002, $8.6 million in 2003, and $32.8 million thereafter.

  At April 30, 1998 and 1997, deferred lease obligations of $857,000 and $680,000, respectively, presented as other long-term liabilities in the financial statements, represent the excess of rent expense, recorded on a straight-line basis, over the cash payments required under certain leases.

  (b) Leases as Lessor

  The Company sublets office space at various facilities. These leases expire on various dates over the next four years and provide for increased real estate taxes and building operating costs through annual adjustments.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                         April 30, 1998, 1997 and 1996

  (c)   Legal Proceedings

  A class action lawsuit was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Central District of California on March 9, 1998, Civil Action No. 98-1658, on behalf of all persons who purchased or otherwise acquired Common Stock between December 11, 1995 and March 10, 1997. The Complaint alleges that the Company issued false and misleading financial statements and press releases concerning the Company's income and earnings, including the results of the Company's wholly owned HMO subsidiary, Chartered Health Plan. The suit also challenges the Company's accounting for claims payable reserves relating to its HMO business.

  On or about June 23, 1998, plaintiffs filed an amended complaint seeking to represent all persons who purchased the Company's common stock between July 27, 1995 and May 13, 1998. The amended complaint alleges that the Company also improperly accounted for expenses and receivables under its contract with BCBSNJ and improperly accounted for the subsequent acquisition of the BCBSNJ facilities. Plaintiffs further allege that the Company failed to disclose adequately its alleged obligation to pay penalties in connection with its failure to have registered stock by April 1, 1998 under the various Preferred Stock Investment Agreements and concealed the fact that it had established no reserves for the penalty. The amended complaint also includes the allegations in the original complaint concerning the receivables and claims payable reserve.

  Another suit, Richman v. PHP Healthcare Corporation, et al., was filed in Los Angeles Superior Court seeking relief under Section 10(b) of the Securities Exchange Act, and under state law, in connection with alleged statements relating to Chartered Health Plan. The Plaintiff claims to have been damaged in excess of $800,000. The Company removed the suit to the United States District Court for the Central District of California, No. 98-2797 SVW. The suit does not seek class action relief. On July 27, 1998, the Court granted the Company's motion to dismiss, with leave to file an amended complaint. An amended complaint was subsequently filed.

  The Company intends to vigorously defend the lawsuits. There can be no assurance that the Company will prevail in either of the suits. Any judgment entered against the Company in connection with either of the suits could have a material adverse effect on the Company's financial condition.

  The Company is a defendant in various other legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between zero and approximately $200,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at April 30, 1998.

  The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident on government service division projects and $50,000 per incident on commercial service division projects.


(16) EMPLOYEE BENEFIT PLAN

  The Company has a qualified defined contribution savings plan covering substantially all full-time employees as allowed under Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company, which vests over two years, based on participants' contribution. Participants may elect to defer up to 12% of their annual compensation by contributing to the plan. Total expenses related to this plan for the years ended April 30, 1998, 1997 and 1996 were $879,000, $476,000 and $327,000, respectively.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED APRIL 30, 1998, 1997, and 1996

                                                               ADDITIONS          DEDUCTIONS
                                                               ---------          ----------
                                            BALANCE AT    CHARGED TO   CHARGED                  BALANCE
                                             BEGINNING    COSTS AND    TO OTHER   RECEIVABLE     AT END
                                              OF YEAR      EXPENSES    ACCOUNTS  CHARGE-OFFS     OF YEAR
                                            -----------  ------------  --------  ------------  -----------
YEAR ENDED APRIL 30, 1998
Allowance for doubtful accounts (deducted
 from accounts receivable)................  $   187,445   $   472,516   $          $   57,291   $   602,670
                                                                            ---
Allowance for Medicaid receivables........    9,822,025           ---        ---          ---     9,822,025
Deferred tax asset valuation allowance....          ---    15,000,000        ---          ---    15,000,000
                                            -----------   -----------   --------   ----------   -----------
                                            $10,009,470   $15,472,516   $    ---   $   57,291   $25,424,695
                                            ===========   ===========   ========   ==========   ===========


YEAR ENDED APRIL 30, 1997
Allowance for doubtful accounts (deducted
 from accounts receivable)................  $   194,025  $      ---    $    ---        6,580   $   187,445
Allowance for Medicaid receivables........          ---    9,822,025(B)     ---          ---     9,822,025
                                            -----------  -----------   --------   ----------   -----------
                                            $   194,025   $9,822,025   $    ---   $    6,850   $10,009,470
                                            ===========   ==========   ========   ==========   ===========


YEAR ENDED APRIL 30, 1996
Allowance for doubtful accounts (deducted
 from accounts receivable)................  $   138,495   $   55,530   $    ---  $      ---    $   194,025
Claim allowance...........................    1,900,000          ---        ---   1,900,000(A)         ---
                                            -----------   ----------   --------  -----------   -----------
                                            $ 2,038,495   $   55,530   $    ---  $1,900,000    $   194,025
                                            ===========   ==========   ========  ==========    ===========

_________________

(A) Claim was settled in September 1995 for $300,000 and the allowance and related receivable were charged off.

(B) Represents allowance for Medicaid receivables due from the District of Columbia for the 1992 to 1994 contract years.

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.                         Description                                      Location
-----------                         -----------                                      --------
      3.1             Amended and Restated Certificate of                   Filed as Exhibit 3.1 to the Company's Form
                      Incorporation of PHP Healthcare Corporation           10-Q for the quarter ended October 31, 1997, and
                                                                            incorporated herein by reference.

      3.2             Amended and Restated Bylaws of PHP Healthcare         Filed as Exhibit 3.2 to the Company's Form 10-K
                      Corporation                                           for the year ended April 30, 1997, and
                                                                            incorporated herein by reference.

      3.3             Certificate of Designations of Series B               Filed as Exhibit 3.1 to the Company's Form 8-K
                      Convertible Preferred Stock                           filed January 6, 1998, and incorporated herein
                                                                            by reference.

      4.1             Indenture dated as of December 15, 1995 for 6 1/2     Filed as Exhibit 4.1 to Amendment No.1 to the
                      % Convertible Subordinated Debentures due 2002        Company's Form 8-K filed January 11, 1996, and
                                                                            incorporated herein by reference.

      4.2             Warrant Certificate of David Berman to purchase       Filed as Exhibit 4.3 to the Company's Form S-3
                      Common Stock of PHP Healthcare Corporation, dated     (File No. 333-26207) filed on April 30, 1997,
                      as of November 1, 1992                                and incorporated herein by reference.

      4.3             Warrant Certificate of NationsBank, N.A. to           Filed herewith.
                      purchase Common Stock of PHP Healthcare
                      Corporation, dated as of October 31, 1997

      4.4             Warrant Agreement dated as of October 31, 1997        Filed as Exhibit 4.1 to the Company's Form 8-K
                      between PHP Healthcare Corporation and First Trust    filed November 17, 1997, and incorporated herein
                      of New York, N.A.                                     by reference.

      4.5             Rights Agreement between the Company and Riggs        Filed as Exhibit 4.1 to the Company's Form 8-K
                      National Bank, N.A., as Rights Agent, dated as of     filed April 10, 1992 and incorporated herein by
                      April 10, 1992                                        reference.

      4.6             Form of Preferred Stock Investment Agreement,         Filed as Exhibit 4.1 to the Company's Form 8-K
                      dated as of December 23, 1997 between PHP             filed January 6, 1998, and incorporated herein
                      Healthcare Corporation and certain accredited         by reference.
                      investors

      4.7             Form of Series B Preferred Stock Purchase Warrant     Filed as Exhibit 4.8 to Amendment No.2 to the
                                                                            Company's Form S-3 (File No. 333-26207) on June
                                                                            5, 1998, and incorporated herein by reference.

      4.8             Specimen form of certificate representing shares      Filed as Exhibit 4.8 to Amendment No.2 to the
                      of the Company's Series B Convertible Preferred       Company's Form S-3 (File No. 333-26207) on June
                      Stock                                                 5, 1998, and incorporated herein by reference.

      4.9             Specimen form of certificate representing shares      Filed as Exhibit 7.1 to Amendment No.1 to  the
                      of the Company's Common Stock                         Company's Form 8-A filed on August 11, 1992, and
                                                                            incorporated herein by reference.

                                                                     (continued)

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

     10.1              Amended and Restated Credit Agreement, dated May     Filed as Exhibit 10.1 to Amendment No.2 to the
                       26, 1998, among PHP Healthcare Corporation as        Company's Registration Statement on Form S-3
                       Borrower and the Initial Lenders and Initial         (File No. 333-26207) filed on June 5, 1998, and
                       Issuing Bank named herein as Initial Lenders and     incorporated herein by reference.
                       Initial Issuing Bank and NationsBank, N.A. as
                       Administrative Agent

     10.2              Amended and Restated Security Agreement, dated as    Filed as Exhibit 10.2 to Amendment No.2 to the
                       of May 26, 1998, from PHP Healthcare Corporation,    Company's Registration Statement on Form S-3
                       the Other Grantors referred to herein and the        (File No. 333-26207) filed on June 5, 1998, and
                       Additional Grantors referred to herein as grantors   incorporated herein by reference.
                       to NationsBank, N.A. as Administrative Agent

     10.3              Amended and Restated Subsidiary Guaranty, dated as   Filed as Exhibit 10.3 to Amendment No. 2 to the
                       of May 26, 1998, from each of the Subsidiaries of    Company's Registration Statement on Form S-3
                       PHP Healthcare Corporation listed on the signature   (File No. 333-26207) filed on June 5, 1998, and
                       pages hereof and the Additional Subsidiary           incorporated herein by reference.
                       Guarantors referred to herein as Guarantors in
                       favor of the Secured Parties referred to in the
                       Amended and Restated Credit Agreement referred to
                       herein

     10.4              Form of Indemnification Agreements between PHP       Filed as Exhibit 10.3 to the Company's Form 10-K
                       Healthcare Corporation and each of Charles H.        for the year ended April 30, 1989, and
                       Robbins, Michael D. Starr, George E. Schafer,        incorporated herein by reference.
                       M.D., Jack M.  Mazur, Stephen I. Frates, Ronald J.
                       Raben, David M. Thomas, Julien J. Lavoie, Paul T.
                       Cuzmanes, George B. Randolph, Charles P. Reilly
                       and Donald J. Ruffing

    *10.5              Form of "Split Dollar Agreement" entered into        Filed as Exhibit 10.4 to the Company's Form 10-K
                       between PHP Healthcare Corporation and each of       for the year ended April 30, 1993, and
                       Charles H. Robbins, Jack M. Mazur and Michael D.     incorporated herein by reference.
                       Starr

    *10.6              Terms of Senior Executive Loan Program adopted by    Filed as Exhibit 10.5 to the Company's Form 10-K
                       the Board of Directors November 5, 1992              for the year ended April 30, 1993, and
                                                                            incorporated herein by reference.

     10.7              Articles of Merger of PHP Healthcare Corporation     Filed as Exhibit 10.8 to the Company's
                       and PHP Corporation                                  Registration Statement on Form S-18
                                                                            (Registration No. 33-9372, effective November
                                                                            20, 1986), and incorporated herein by reference.

     10.8              Lease Agreement between PHP Healthcare Corporation   Filed as Exhibit 10.10.1 to the Company's Form
                       and Commerce Park Development Corporation dated      10-K for the year ended April 30, 1994, and
                       May 5, 1993 (relating to current executive offices   incorporated herein by reference.
                       of the Company at 11440 Commerce Park Drive,
                       Reston, Virginia)

     10.9              Amendment No. 1 to Lease Agreement dated July 14,    Filed as Exhibit 10.10.1A to the Company's Form
                       1994                                                 10-K for the year ended April 30, 1994, and
                                                                            incorporated herein by reference.

                                                                     (continued)

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

    *10.10             Employment Agreements dated May 1, 1992 by and       Filed as Exhibit 10.11 to the Company's Form
                       between the Company and each of Charles H.           10-K for the year ended April 30, 1994, and
                       Robbins, Jack M. Mazur and Michael D. Starr          incorporated herein by reference.

    *10.11             Amended and Restated PHP Healthcare Corporation      Filed as Exhibit 10.12 to the Company's Form
                       1986 Stock Option Plan, as amended                   10-K for the year ended April 30, 1994, and
                                                                            incorporated herein by reference.

    *10.12             PHP Healthcare Corporation Amended and Restated      Filed as Annex B to the Company's 1997
                       1996 Incentive Plan                                  Definitive Proxy Statement and incorporated
                                                                            herein by reference.

    *10.13             Stock Option Agreement by and between the Company    Filed as Exhibit 10.21 to the Company's Form
                       and Julien J. Lavoie, dated as of November 26, 1990  10-K for the year ended April 30, 1991, and incorporated herein by reference.

    *10.14             Stock Option Agreement by and between the Company    Filed as Exhibit 10.22 to the Company's Form
                       and Anthony M. Picini, dated as of December 4, 1990  10-K for the year ended April 30, 1991, and incorporated herein by reference.

     10.15             Provider Agreement between the District of           Filed as Exhibit 10.15 to the Company's Form
                       Columbia Department of Human Services and D.C.       10-K for the year ended April 30, 1994, and
                       Chartered Health Plan, Inc. dated September 24,      incorporated herein by reference.
                       1991

     10.16             District of Columbia Medicaid Managed Care           Filed as Exhibit 10.26 to the Company's Form
                       Program, Provider Agreement dated September 15,      10-K for the year ended April 30, 1995, and
                       1994 by and between the Department of Human          incorporated herein by reference.
                       Services and D.C. Chartered Health Plan, Inc.

    *10.17             Employment  Agreement dated September 29, 1994 by    Filed as Exhibit 8 to the Company's 8-K filed
                       and between the  Company and John P. Cole            October 20, 1994 and incorporated herein by
                                                                            reference.

     10.18             Health Services Agreement between Pinnacle Health    Filed as Exhibit 10.2 to the Company's Form 10-Q
                       Enterprises, L.L.C. and HIP of New Jersey, Inc.,     for the quarter ended October 31, 1997, and
                       dated as of July 24, 1997                            incorporated herein by reference.

     10.19             Amendment No. 1 to Health Services Agreement         Filed as Exhibit 10.3 to the Company's Form 10-Q
                       between Pinnacle Health Enterprises, L.L.C. and      for the quarter ended October 31, 1997, and
                       HIP of New Jersey, Inc., dated October 31, 1997      incorporated herein by reference.

    *10.20             Employment Agreement dated August 1, 1994 by and     Filed as Exhibit 6 to the Company's Form 8-K
                       between the Company and Charles P. Reilly            filed October 20, 1994 and incorporated herein
                                                                            by reference.

    *10.21             Employment Agreement between PHP Healthcare          Filed herewith.
                       Corporation and Jack M. Mazur, dated July 24, 1998

     10.22             Stockholder Voting Agreement dated as of July 31,    Filed herewith.
                       1998 by and among the Company, John W. Kluge and
                       Chase Manhattan Bank and John W. Kluge Trustees
                       U/A dated May 30, 1984 As Amended by and for John
                       W. Kluge

        21             List of Subsidiaries                                 Filed herewith.

                                                                     (continued)

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

        23             Consent of Independent Accountants                   Filed herewith.

        27             Financial Data Schedule                              Filed herewith.