Form 10-K/A
period 1998-04-30
PHP HEALTHCARE CORP
filed 1998-08-28
CIK 803568

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998, OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      Commission File Number :   0-16235

                          PHP HEALTHCARE CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    54-1023168
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

       11440 COMMERCE PARK DRIVE
           RESTON, VIRGINIA                                 20191
--------------------------------------------------------------------------------
      (Address of principal office)                       (zip code)


      Registrant's Telephone Number, Including Area Code:  (703) 758-3600

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS:                      NAME OF EACH EXCHANGE ON WHICH REGISTERED:
---------------------------------------------------------------------------------------------------------
       Common Stock, $0.01 par value                        New York Stock Exchange
       with associated Preferred Stock
            Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on August 14, 1998 through the New York Stock Exchange) was approximately $23 million. There were 11,547,343 shares of common stock, $0.01 par value per share, outstanding as of August 14, 1998.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K by restating such portions in their entirety as set forth in the pages attached hereto:

     Part III, Items 10 through 13 and Part IV, Item 14.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers" of the Company.

     The following sets forth certain information as of the date hereof with respect to the Company's directors. The Board of Directors is classified into three classes whose terms are staggered to expire in different years. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The terms of three of the present directors expire at the 1998 annual meeting. The other seven directors will continue in office for the remainder of their terms as indicated below.

                                                                                SERVED AS           TERM AS DIRECTOR
                                        POSITIONS OR OFFICES                     DIRECTOR            EXPIRES AT THE
             NAME                         WITH THE COMPANY                CONTINUOUSLY SINCE      ANNUAL MEETING IN      AGE
     -----------------------      -------------------------------------   ------------------      -----------------    -------
     Charles P. Reilly            None                                          1991                     2000            55
     Jack M. Mazur                President and Chief Executive Officer         1976                     1998            56
     Michael D. Starr             Senior Executive Vice President,              1985                     1998            54
                                  Treasurer
     Robert L. Bowles, Jr.        President, D.C. Chartered Health              1996                     1999            58
                                  Plan, Inc.
     William J. Lubin             Executive Vice President                      1997                     2000            46
     Frank L. Provato, M.D.       Executive Vice President and                  1997                     1998            50
                                  Corporate Medical Director
     Donald J. Ruffing            None                                          1991                     1999            77
     Joseph G. Mathews            None                                          1993                     1999            64
     Jerry W. Carlton             None                                          1997                     2000            56
     John J. McDonnell            None                                          1997                     2000            51

     The following are brief summaries of the business experience during at least the past five years of each of the directors of the Company.

     Charles P. Reilly joined the Company as a Director in 1991 and became Chairman of the Board in February 1997. Mr. Reilly is the managing general partner of Shamrock Investments, a financial advisory and investment firm that specializes in the health care industry. Mr. Reilly serves as Chairman of the Board of Directors of Dynamic Health, Inc., an acute care hospital company, and as a director of G & L Realty Corporation, a NYSE health care real estate investment trust (REIT). Mr. Reilly has served as a director, trustee and governing council member of the Federation of American Healthcare Systems and The National Committee for Quality Health Care and the American Hospital Association. From August 1994 to August 1995, Mr. Reilly was an officer and employee of the Company, serving as a member of the Executive Council.

     Jack M. Mazur has been a Director of the Company since 1976 and has served as President since October 1995. Prior to his election as President, Mr. Mazur was Chief Executive Officer of the Company's Commercial Managed Care Division. From August 1989 to October 1995, he served as Senior Executive Vice President of the Company, from June 1986 to October 1993 as Secretary of the Company.

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

     William J. Lubin was elected by the Board as a Director in June 1997. Mr. Lubin joined the Company in August 1994 as Senior Vice President for Managed Care. In late 1994 he assumed the position of Chief Operating Officer for Commercial Managed Care. In October 1995, he became Chief Executive Officer for Commercial Managed Care. In April 1996, he became Executive Vice President. Prior to joining the Company, Mr. Lubin held management positions with Aetna Health Plans, Travelers Insurance Companies, Lincoln National, and BlueCross and BlueShield of Connecticut.

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

     Joseph G. Mathews joined the Company as a Director in July 1993. Mr. Mathews owns and operates Joseph G. Mathews & Associates, an insurance brokerage firm. Mr. Mathews' professional designations include Chartered Financial Consultant and Master of Science Financial Services. In addition to serving on the Company's board, Mr. Mathews is a member of the boards of directors of SSM HealthCare-Central Region, Mercantile Bank, Sanford Brown College, Lindenwood College and Learfield Communications.

     Jerry W. Carlton was elected by the Board as a Director in June 1997. Mr. Carlton is the Managing Partner of the Newport Beach, California office of the law firm of O'Melveny & Myers L.L.P. and his specialties are taxation and general business law. He has furnished legal representation and advice to clients regarding hospital acquisitions and divestitures and has provided counsel for the legal aspects of provider relations for a large managed care entity. In addition to serving on the Company's board, Mr. Carlton is a member of the boards of directors of Phoenix House, Prentice Day School, Willametta K. Kay Foundation, Arlington Investment Company, Vicente Management Company, and the Foley Timber Company.

     John J. McDonnell was elected by the Board as a Director in June 1997. Mr. McDonnell is the co-founder, Chairman and CEO of Coagulation Diagnostics, Inc. of Bethesda, Maryland. He also served as the Secretary to the Board of Directors of Yurie Systems, Inc., a telecommunications firm, and has served as its General Counsel since 1996. From 1990 to 1995, Mr. McDonnell was Counsel with the law firm of Reed Smith Shaw & McClay. He has also held executive and legal positions with Fairchild Space and Defense Corporation and Fairchild Industries, as well as with the Department of the Navy. He is on the boards of directors of Sequoia National Bank, Arcadis Geraghty & Miller, an environmental engineering firm and a regional charitable institution.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth certain information for each of the last three fiscal years with respect to the compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the next four most highly compensated executive officers for the fiscal year ended April 30, 1998.

                                                                          LONG-TERM
                                        ANNUAL COMPENSATION           COMPENSATION AWARDS
                                  -------------------------------     -------------------
     NAME AND                                        OTHER ANNUAL        OPTIONS/SARS          ALL OTHER
    PRINCIPAL                      SALARY    BONUS   COMPENSATION           AWARDS            COMPENSATION
    POSITION              YEAR      ($)       ($)         ($)                 (#)                 ($)
    ---------             ----     ------    -----   ------------     -------------------     ------------
Jack M. Mazur,            1998    675,000      -0-        (1)                    -0-             10,968(2)
 President and Chief      1997    583,000      -0-                               -0-             10,285
 Executive Officer        1996    550,000      -0-                               -0-             17,636

Michael D. Starr,         1998    350,000      -0-        (1)                    -0-              2,080(3)
 Senior Executive Vice    1997    350,000      -0-                               -0-              2,286
 President                1996    330,000      -0-                               -0-              9,362

Robert L. Bowles, Jr.,    1998    318,000      -0-        (1)                    -0-            107,082(4)
 President, D.C.          1997    317,000      -0-                             10,000            88,948
 Chartered Health Plan,   1996    284,000      -0-                               -0-             82,473
 Inc.

Frank L. Provato,         1998    300,000      -0-        (1)                    -0-                957(5)
 Executive Vice           1997    281,000      -0-                             10,000             1,079
 President                1996    250,000      -0-                             27,500               581

William J. Lubin,         1998    300,000      -0-        (1)                    -0-                920(6)
 Executive Vice           1997    274,000      -0-                             10,000               632
 President                1996    207,692      -0-                             15,000               706

(1) Each of the named executive officers receives certain perquisites, including the use of Company automobiles; such perquisites, however, do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

(2) Includes $2,468 term life insurance premiums, $500 in 401(k) Plan matching fees and $8,000 director's fees from D.C. Chartered Health Plan, Inc.

(3) Includes $1,580 term life insurance premiums and $500 in 401(k) Plan matching fees.

(4) Includes $2,965 term life insurance premiums and $500 in 401(k) Plan matching fees, $8,000 director's fees from D.C. Chartered Health Plan, Inc. and $95,617 forgiveness of debt related to the acquisition of D.C. Chartered Health Plan, Inc.

(5)  Includes $957 term life insurance premiums.

(6)  Includes $920 term life insurance premiums.

OPTION GRANTS

     There were no options granted during fiscal 1998 by the Company to the individuals named in the Summary Compensation Table.

OPTION EXERCISES

     The following table sets forth certain information relating to stock options exercised by, and the number and value of unexercised options previously granted to, the individuals named in the Summary Compensation Table during fiscal 1998.

              AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR 1998
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                            VALUE OF
                                                                  NUMBER OF                UNEXERCISED
                                                                 UNEXERCISED               IN-THE-MONEY
                                                                 OPTIONS/SARS              OPTIONS/SARS
                                                                 AT 04/30/98               AT 04/30/98
                          SHARES ACQUIRED        VALUE           EXERCISABLE/              EXERCISABLE/
      NAME                ON EXERCISE (#)      REALIZED ($)      UNEXERCISABLE             UNEXERCISABLE
      ----                ---------------      ------------      -------------             -------------
Jack M. Mazur                   -0-                -0-                720,000/0         $     9,820,000/$0

Michael D. Starr                -0-                -0-                290,000/0         $     3,893,250/$0

Robert L. Bowles, Jr.           -0-                -0-             53,333/6,667         $       606,250/$0

Frank L. Provato                -0-                -0-            98,333/19,167         $1,112,914/$47,086

William J. Lubin                -0-                -0-           113,333/11,667         $     1,254,938/$0

401(k) PLAN

     The Company established the PHP Healthcare Corporation 401(k) Plan
(the "401(k) Plan") effective January 1, 1991, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Participant contributions will be invested at all times in any or all of six funds at the direction of the participant. Participant contributions will be matched up to $500 annually by the Company. The Company contributed $500 to the 401(k) Plan during fiscal year 1998 on behalf of each of the participating named executive officers.

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

EMPLOYMENT AGREEMENTS

     The Company has Employment Agreements with Jack M. Mazur and Michael
D. Starr. Under Mr. Mazur's amended agreement, he is employed as the Chief Executive Officer of the Company. The amended agreement has an initial term of three years and will be automatically extended for one-year periods unless either party terminates the amended agreement on fifteen months advance notice. In the event of termination of Mr. Mazur's employment due to his disability (as defined in the amended agreement) or death, the Company will pay Mr. Mazur or his estate a lump sum severance payment equal to one year's salary and a pro rata bonus for the year in which the termination occurs. In the event the Company terminates Mr. Mazur's employment other than for cause (as defined in the amended agreement), death or disability or Mr. Mazur terminates his employment for good reason (as defined in the amended agreement) or under certain circumstances following a change in control (as defined in the amended agreement), then (a) the Company must pay Mr. Mazur a lump sum amount equal to three times the sum of his base salary and bonus; (b) Mr. Mazur is entitled, for a period of three years, to continuation of (i) coverage at the Company's expense of his life insurance, disability, medical and dental benefits and (ii) fringe benefits and perquisites under the amended agreement; (c) restrictions on outstanding awards granted to Mr. Mazur will lapse and be immediately vested, all stock options will become fully exercisable and Mr. Mazur will have the right to require the Company to purchase for cash any shares of restricted stock and stock purchased upon the exercise of any options; and (d) Mr. Mazur will receive certain retirement benefits.

     Under his amended agreement, Mr. Starr is employed as Senior Executive
Vice President. Mr. Starr's agreement renews automatically on May 1 of each year unless terminated by either the executive or the Company on ninety (90) days advance notice or otherwise in accordance with the agreement, except that no notice may be given by the Company sooner than three years after a change in control (as defined in the amended agreement). In the event of termination because of Mr. Starr's death or disability, the Company will pay Mr. Starr or his estate a lump sum severance payment equal to one year's salary and a pro rata bonus for the year in which the termination occurs. In the event the Company terminates the agreement other than for cause, death or disability or Mr. Starr terminates the agreement because of certain adverse changes following a change in control of the Company, then (a) the Company must pay Mr. Starr a lump sum amount equal to three times the sum of Mr. Starr's base salary and bonus; (b) Mr. Starr is entitled, for a period of three years, to continuation of coverage at the Company's expense of his disability, medical and dental benefits; and (c) all restrictions on any outstanding awards granted to Mr. Starr will lapse and be immediately vested, all stock options will become fully exercisable and Mr. Starr will have the right to require the Company to purchase for cash any shares of unrestricted stock and stock purchased upon the exercise of any options.

     The Company has an agreement with William J. Lubin under which, if Mr. Lubin's employment is involuntarily terminated, he will be entitled to receive continued compensation as a consultant for the earlier of 18 months or until he secures full time employment. Mr. Lubin serves as Executive Vice President. Under the agreement, if the Company is sold or acquired by way of merger, stock swap or cash transaction whereby there is a change in control of at least 20% of the voting power of the Company's outstanding shares, and if Mr. Lubin's responsibilities and compensation are reduced, then Mr. Lubin's employment will be deemed to have been involuntarily terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of August 14, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock (see footnote 1 below), (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers in the Company as a group.

                                                                                                               Percent of
                           Name and Address                                     No. of Shares                 Outstanding(1)
 ---------------------------------------------------------------           ----------------------------    -------------------------

 Kenneth J. Abdalla and Waterton Management LLC........................              10,666,666(2)(3)                      48.0%
   10000 Santa Monica Boulevard, 5th Floor
   Los Angeles, California  90067

 Drakefield Corporation................................................               6,400,000(2)(3)                      35.7%
   c/o Waterton Management
   10000 Santa Monica Boulevard, 5th Floor
   Los Angeles, California  90067

 Southbrook International Investments, Ltd.............................               5,333,333(2)                         31.6%
   c/o Trippoak Advisors, Inc.
   630 Fifth Avenue, Suite 2000
   New York, New York  10111-0100

 Oz Asset Management, L.L.C. and Ziff Asset Management, L.P............               4,912,000(2)(4)                      29.8%
   c/o PBK Holdings, Inc.
   156 Greenwich Avenue, Suite 2A
   Greenwich, Connecticut  06830

 Baldwin Enterprises, Inc., Ramius Fund Ltd, Leonardo, L.P.
 Raphael, L.P..........................................................               4,906,665(2)(5)                      29.8%
   c/o Michael L. Gordon
   529 East South Temple
   Salt Lake City, UT 84102

 Stockwell Corporation S.A.............................................               4,266,666(2)(3)                      27.0%
   c/o Waterton Management
   10000 Santa Monica Boulevard, 5th Floor
   Los Angeles, California  90067

 Ramius Capital Group, LLC/AGR Halifax Fund, Ltd.......................               2,697,600(2)(6)                      18.9%
 757 Third Avenue, 27th Floor
 New York, New York  10017

 Scepter Holdings, Inc.................................................               2,029,866(2)(7)                      15.0%
 301 Commerce Street, Suite 2975
 Fort Worth, Texas  76102

 Saybrook Fund, L.P....................................................               1,925,333(2)                         14.3%
 401 Wilshire Boulevard, Suite 850
 Santa Monica, California  90401

 The Tail Wind Fund, Ltd...............................................               1,920,000(2)                         14.3%
 c/o EASI
 No. 1 Regent Street, 4th Floor
 London, United Kingdom  SW1Y 4NS


 John W. Kluge.........................................................            1,625,000(8)                       14.1%
   c/o Metromedia Company
   One Meadowlands Plaza
   East Rutherford, New Jersey  07073

 Jack M. Mazur.........................................................            1,269,356(9)                       10.4%
   11440 Commerce Park Drive
   Reston, Virginia  20191

 Shamrock Investments(10)..............................................            1,101,465(11)                       9.1%
   Charles P. Reilly
   Michael E. Gallagher
   2049 Century Park East, Suite 3330
   Los Angeles, California  90067

 Lawrence K. Fleischman................................................            1,144,530(2)(12)                    9.0%
   150 Vanderbilt Motor Parkway, Suite 311
   Hauppage, New York  11788

 Triton Capital Investment/JMG Capital Partners, L.P...................              648,532(2)(13)                    5.3%
   1999 Avenue of the Stars, Suite 2530
   Los Angeles, California  90067


 Michael D. Starr......................................................              425,852(14)                       3.6%
   11440 Commerce Park Drive
   Reston, Virginia  20191

 Robert L. Bowles, Jr..................................................              160,345(15)                       1.4%
   820 First Street, Northeast, Suite LL100
   Washington, D.C.  20002-4205

 Frank L. Provato, M.D.................................................              132,917(16)                       1.1%
   11440 Commerce Park Drive
   Reston, Virginia  20191

 William J. Lubin......................................................              116,667(17)                       1.0%
   11440 Commerce Park Drive
   Reston, Virginia  20191

 Joseph G. Mathews.....................................................               19,354                             *
   3510 Highway 0
   Wright City, Missouri  63390

 Donald J. Ruffing.....................................................                8,503                             *
   11104 Woodlawn Boulevard
   Upper Marlboro, Maryland  20772

 Jerry W. Carlton......................................................                7,140                             *
   610 Newport Center Drive, Suite 1700
   Newport Beach, California  92660

 John J. McDonnell.....................................................                    0                             *
   11440 Commerce Park Drive
   Reston, Virginia  20191

 All directors and executive officers as a group (12 persons)..........            3,381,169                          25.1%

*    Represents less than 1% of the shares of the Company's outstanding stock.

(1) Based upon 11,547,373 shares of Common Stock outstanding as of August 14, 1998. For purposes of computing the percentage of shares of Common Stock beneficially held by each person or group of persons named in the table, any shares as to which such person or group has the right to acquire within 60 days of such date are deemed to be outstanding, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The Company has prepared this table based on contents of statements filed by certain stockholders with the Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, and other limited information available to the Company. Where no reports pursuant to Section 13(d) or 13(g) were filed by persons holding Series B Convertible Preferred Stock, the information set forth in the table is based solely on record ownership of the Series B Convertible Preferred Stock and Common Stock. Accordingly, the Company makes no representation regarding the accuracy of the information contained in the table since complete information as to beneficial ownership rests within the knowledge of the stockholders.

(2) Represents the number of shares of Common Stock issuable upon conversion of remaining shares of Series B Convertible Preferred Stock at the conversion price of $0.9375 per share as of August 14, 1998. The actual number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock depends upon the Conversion Price, which is not fixed and, which cannot be predicted by the Company at this time. The number of shares that any holder of Series B Preferred Stock may convert in any calendar month is limited according to a sliding scale percentage of such holder's shares of Series B Preferred Stock determined by reference to the highest of the daily trading prices during such month. Excludes shares of Common Stock issued upon conversion of shares of Series B Preferred Stock at various times and conversion prices between June 1, 1998 and July 27, 1998 as follows: 67,930 shares of Common Stock issued to Baldwin Enterprises, Inc., 96,956 shares of Common Stock issued to Ramius Fund, Ltd., 58,420 shares of Common Stock issued to Leonardo, L.P., 29,651 shares of Common Stock issued to Raphael, L.P., 45,967 shares of Common Stock issued to Ramius Capital Group, 22,981 shares of Common Stock issued to AGR Halifax Fund, Ltd., 348,228 shares of Common Stock issued to Q Funding, L.P., 235,075 shares of Common Stock issued to R2 Investments, LDC, 25,617 shares of Common Stock issued to Triton Capital Investment Group and 25,617 shares of Common Stock issued to JMG Capital Partners, L.P., and 104,774 shares of Common Stock issued to Ziff Asset Management, L.P. The foregoing shares of Common Stock have been excluded from the table based on the assumption that such shares have been sold in the market and are no longer beneficially owned by the shareholders identified. As discussed in Part I of this Form 10-K, the Company temporarily suspended conversion of the Series B Convertible Preferred Stock on July 29, 1998.

(3) According to Schedule 13G filed on June 10, 1998, Kenneth J. Abdalla is the sole managing member of Waterton Management LLC ("Waterton"), the investment manager for Drakefield Corporation ("Drakefield") and Stockwell Corporation, S.A. ("Stockwell"). According to a separate Schedule 13G filed by Drakefield on June 10, 1998, Drakefield, as of that date, beneficially owned 789,473 shares of Common Stock; according to a separate Schedule 13G filed by Stockwell on June 10, 1998, as of that date, Stockwell beneficially owned 526,315 shares of Common Stock. Drakefield may be deemed to own 6,400,000 shares of Common Stock and Stockwell may be deemed to own 4,266,666 shares of Common Stock based on the conversion price described above in footnote 2. According to Schedule 13G filed on June 10, 1998, as investment manager of Drakefield and Stockwell, Waterton may be deemed to be the beneficial owner of the shares of Common Stock owned by Drakefield and Stockwell; Waterton disclaims beneficial ownership of such securities. As the sole managing member of Waterton, Mr. Abdalla may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Waterton; Mr. Abdalla disclaims beneficial ownership of such securities.

(4) According to Schedule 13G filed by Ziff Asset Management, L.P. ("Ziff") and Oz Management, L.L.C. ("Oz") on June 10, 1998, as of that date, Oz exercises shared voting and investment authority over 657,894 shares of Common Stock in an investment account of Ziff. Oz and Ziff may be deemed to own 4,912,000 shares of Common Stock based on the current conversion price described above in footnote 2.

(5) Includes (i) 2,026,666 shares of Common Stock (14.9%) beneficially owned by Baldwin Enterprises, Inc., (ii) 1,386,666 shares of Common Stock (10.7%) beneficially owned by Ramius Fund, Ltd., (iii) 853,333 shares of Common Stock (6.9%) beneficially owned by Leonardo, L.P., and (iv) 640,000 shares of Common Stock (5.3%) beneficially owned by Raphael, L.P. based on the conversion price described above in footnote 2.

(6) Includes 1,798,400 shares of Common Stock (13.5%) beneficially owned by Ramius Capital Group, L.L.C. and 899,200 shares of Common Stock (7.2%) beneficially owned by AGR Halifax Fund, Ltd. based on the conversion price described above in footnote 2.

(7) Includes 1,510,400 shares of Common Stock (11.6%) beneficially owned by Q Funding, L.P. and 519,466 shares of Common Stock (4.3%) beneficially owned by R2 Investments, LDC. based on the conversion price described above in footnote 2. Scepter Holdings, Inc. is the general partner of the investment manager for each of Q Funding, L.P. and R2 Investments, LDC.


(8) According to Amendment No. 4 to Schedule 13D filed by John W. Kluge on August 7, 1998, as beneficial owner of the Common Stock of the Company held by Chase Manhattan Bank and John W. Kluge, Trustees U/A DTD 5/30/84 As Amended made by and for John W. Kluge (the "Trust"), a grantor trust of which Mr. Kluge is

     Following the approval by the Company's Board of Directors of the acquisition by John W. Kluge and Chase Manhattan Bank and John W. Kluge, Trustees V/A dated May 30, 1984 as amended by and for John W. Kluge (the "Trust") of an additional 575,000 shares of Common Stock, Mr. Kluge and the Trust entered into a Stockholder Voting Agreement dated as of July 31, 1998 with the Company (the "Voting Agreement"). Pursuant to the Stockholder Voting Agreement, Mr. Kluge has agreed that all shares of Common Stock acquired by him, or his affiliates or associates, after the date of the Voting Agreement, would be voted, at Mr. Kluge's or such holders' option, either in accordance with the recommendation of the Company's Board of Directors or pro rata in the same manner and proportion as the votes cast by the other stockholders. Mr. Kluge and the Trust also agreed not to, directly or indirectly, sell, lend, transfer or otherwise dispose of any of their shares of Common Stock (or agree to do so) to any person which, to their knowledge and after taking into account such sale, would result in the transferee beneficially owning more than five percent (5%) of the outstanding Common Stock of the Company; provided, however, that Mr. Kluge and the Trust may sell, lend, transfer or otherwise dispose of shares of Common Stock in any brokerage transaction in which the identity of the buyer is unknown or to any permitted transferee (as defined in the Voting Agreement) that agrees to be bound by the terms of the Voting Agreement.

(9) According to Amendment No. 2 to the Schedule 13D filed by Jack M. Mazur, Lynn Mazur and VACHR, Inc. on June 5, 1998. Includes 720,000 shares which Mr. Mazur could acquire upon the exercise of options granted by the Company. Also includes 512,014 shares owned by VACHR, Inc., a corporation owned by Mr. Mazur's spouse, Lynn Mazur, and other family members, and 30,000 shares owned by the J&J Investment Partnership, a partnership wholly owned by members of Mr. Mazur's family. Mr. Mazur disclaims beneficial ownership of the shares owned by Lynn Mazur (through VACHR, Inc.) and J&J Investment Partnership.

(10) According to the Schedule 13D filed on October 11, 1994, and amended on October 10, 1996, the persons listed constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

(11) Includes 200,000 shares owned by Shamrock Investments, 187,730 shares owned by Mr. Reilly, 172,220 shares owned by Mr. Gallagher, 22,500 shares which Shamrock Investments could acquire upon the exercise of options granted by the Company, 231,596 shares which Mr. Reilly could acquire upon the exercise of options granted by the Company, 121,262 shares which Mr. Gallagher could acquire upon the exercise of options granted by the Company, 59,963 shares which Mr. Reilly could acquire upon conversion of a promissory note of the Company, 6,173 shares which Mr. Reilly could acquire upon conversion of a promissory note of the Company issued to Shamrock Investments, 44,975 shares which Mr. Gallagher could acquire upon conversion of a promissory note of the Company, and 55,046 shares which Mr. Reilly could acquire upon conversion of convertible subordinated debentures.

(12) Includes (i) 426,666 shares of Common Stock (3.6%) beneficially owned by Licap Partners, a partnership of which Mr. Fleischman is a general partner,
     (ii) 237,866 shares of Common Stock (2.0%) beneficially owned by Lawrence
     K. Fleischman, individually, (iii) 213,333 shares of Common Stock (1.8%) beneficially owned by Laredo Capital Partners, a partnership of which Mr. Fleischman is a general partner, (iv) 106,666 shares of Common Stock (0.9%) beneficially owned by Capital Vision Group, Inc. Profit Sharing Plan, of which Mr. Fleischman is the sole beneficiary, (v) 106,666 shares of Common Stock (0.9%) beneficially owned by Pelain Partners, a partnership of which Mr. Fleischman is a general partner, and (vi) 53,333 shares of Common Stock (0.5%) beneficially owned by NY DBL Diamond Group, a partnership of which Mr. Fleischman is a general partner, based on the conversion price described above in footnote 2.

(13) Includes 324,266 shares of Common Stock (2.7%) beneficially owned by Triton Capital Investment Group and 324,266 shares of Common Stock (2.7%) beneficially owned by JMG Capital Partners, L.P. based on the conversion price described above in footnote 2.

(14) Includes 290,000 shares of Common Stock which Mr. Starr presently could acquire upon the exercise of options granted by the Company.

(15) Includes 56,667 shares of Common Stock which Mr. Bowles presently could acquire upon the exercise of options granted by the Company.

(16) Includes 111,667 shares of Common Stock which Dr. Provato presently could acquire upon the exercise of options granted by the Company.

(17) Represents 116,667 shares of Common Stock which Mr. Lubin presently could acquire upon exercise of options granted by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has a Senior Executive Loan Program (the "Program"), pursuant to which loans to senior executive officers may be made up to three and one-half times the officer's annual salary. Each loan must be repaid within one year and bears interest at two percent above the Company's short-term borrowing rate.
All loans are collateralized by the shares of the Company's Common Stock owned by the senior executive officer. The due dates on amounts outstanding were extended in 1998 for twelve months to March, 1999. During fiscal year 1998, loans were outstanding under the Program to Jack M. Mazur, Michael D. Starr, William J. Lubin and Anthony M. Picini. The largest amount outstanding during fiscal 1998 to Mr. Mazur was $2,352,000, to Mr. Starr was $731,000, to Mr. Lubin was $53,000 and to Mr. Picini was $54,000. These loans bear interest at 2% above the Company's short term borrowing rate.

     The Company advanced amounts to Robert L. Bowles, Jr. in the form of promissory notes bearing interest at 8.5% collateralized by Mr. Bowles' stock in the Company. The largest amount outstanding during fiscal 1998 was $644,000.

     In accordance with the Board of Directors' approval, the Company makes premium payments relating to certain insurance policies on behalf of certain officers of the Company. These advances are owed to the Company and are collateralized by assignment of the underlying cash surrender value and related death benefit. During 1997, the officers signed promissory notes bearing interest at 7% and due in April 2002 for the amounts advanced. The amount outstanding as of April 30, 1998, to Mr. Mazur was $250,000, to Mr. Starr was $236,000 and to Mr. Lubin was $31,000.

     Joseph G. Mathews is the owner of an insurance brokerage firm through which the Company purchased keyman life insurance policies covering certain executive officers from various insurance companies. During fiscal 1998, premiums paid to those insurance companies for keyman life insurance approximated $283,000, of which Mr. Mathews receives a portion as commissions.

     Paul Cuzmanes, a former director of the Company whose term expired in November 1997, is a partner with the law firm of Wilson, Elser, Moskowitz, Edelman & Dicker. Such firm provided legal services to the Company during fiscal 1998. During the year ended April 30, 1998, total billings approximated $263,000.

     In May 1998, the Company repurchased 1,000,000 shares of Common Stock from Charles H. Robbins, the Company's former chairman, at a cost of $16.8 million.

     Following the approval by the Company's Board of Directors of the acquisition by John W. Kluge and Chase Manhattan Bank and John W. Kluge, Trustees U/A dated May 30, 1984 as amended by and for John W. Kluge (the "Trust") of an additional 575,000 shares of Common Stock, Mr. Kluge and the Trust entered into a Stockholder Voting Agreement dated as of July 31, 1998 with the Company (the "Voting Agreement"). Pursuant to the Stockholder Voting Agreement, Mr. Kluge has agreed that all shares of Common Stock acquired by him, or his affiliates or associates, after the date of the Voting Agreement, would be voted, at Mr. Kluge's or such holders' option, either in accordance with the recommendation of the Company's Board of Directors or pro rata in the same manner and proportion as the votes cast by the other stockholders. Mr. Kluge and the Trust also agreed not to, directly or indirectly, sell, lend, transfer or otherwise dispose of any of their shares of Common Stock (or agree to do so) to any person which, to their knowledge and after taking into account such sale, would result in the transferee beneficially owning more than five percent (5%) of the outstanding Common Stock of the Company; provided, however, that Mr. Kluge and the Trust may sell, lend, transfer or otherwise dispose of shares of Common Stock in any brokerage transaction in which the identity of the buyer is unknown or to any permitted transferee (as defined in the Voting Agreement) that agrees to be bound by the terms of the Voting Agreement.

  For further information with respect to related party transactions, see Note 14 of Notes to Consolidated Financial Statements.

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

     Based on the Company's review of the copies of such forms it has received and based on written representations from certain reporting persons that they were not required to file Forms 5 for the fiscal year, the Company believes that all its executive officers, directors and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1998.

PART IV

Item 14. EXHIBITS

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

                                   PHP HEALTHCARE CORPORATION

Date:  August 28, 1998             By:  /s/ Anthony M. Picini
                                        -----------------------------------
                                        Anthony M. Picini
                                        Executive Vice President and
                                        Chief Financial Officer

                  PHP HEALTHCARE CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION                              LOCATION
-----------               -----------                              --------
  3.1        Amended and Restated Certificate of    Filed as Exhibit 3.1 to the Company's
             Incorporation of PHP Healthcare        Form 10-Q for the quarter ended
             Corporation                            October 31, 1997, and incorporated
                                                    herein by reference.

  3.2        Amended and Restated Bylaws of PHP     Filed as Exhibit 3.2 to the Company's
             Healthcare Corporation                 Form 10-K for the year ended April 30,
                                                    1997, and incorporated herein by
                                                    reference.

  3.3        Certificate of Designations of Series  Filed as Exhibit 3.1 to the Company's
             B Convertible Preferred Stock          Form 8-K filed January 6, 1998, and
                                                    incorporated herein by reference.

  4.1        Indenture dated as of December 15,     Filed as Exhibit 4.1 to Amendment No.
             1995 for 6 1/2% Convertible            1 to the Company's Form 8-K filed
             Subordinated Debentures due 2002       January 11, 1996, and incorporated
                                                    herein by reference.

  4.2        Warrant Certificate of David Berman    Filed as Exhibit 4.3 to the Company's
             to purchase Common Stock of PHP        Form S-3 (File No. 333-26207) filed on
             Healthcare Corporation, dated as of    April 30, 1997, and incorporated
             November 1, 1992                       herein by reference.

  4.3        Warrant Certificate of NationsBank,    Filed as Exhibit 4.3 to the Company's
             N.A. to purchase Common Stock of PHP   Form 10-K for the year ended April
             Healthcare Corporation, dated as of    30, 1998, and incorporated herein by
             October 31, 1997                       reference.

  4.4        Warrant Agreement dated as of October  Filed as Exhibit 4.1 to the Company's
             31, 1997 between PHP Healthcare        Form 8-K filed November 17, 1997, and
             Corporation and First Trust of New     incorporated herein by reference.
             York, N.A.

  4.5        Rights Agreement between the Company   Filed as Exhibit 4.1 to the Company's
             and Riggs National Bank, N.A., as      Form 8-K filed April 10, 1992 and
             Rights Agent, dated as of April 10,    incorporated herein by reference.
             1992

  4.6        Form of Preferred Stock Investment     Filed as Exhibit 4.1 to the Company's
             Agreement, dated as of December 23,    Form 8-K filed January 6, 1998, and
             1997 between PHP Healthcare            incorporated herein by reference.
             Corporation and certain accredited
             investors

  4.7        Form of Series B Preferred Stock       Filed as Exhibit 4.8 to Amendment No.
             Purchase Warrant                       2 to the Company's Form S-3 (File No.
                                                    333-26207) on June 5, 1998, and
                                                    incorporated herein by reference.

  4.8        Specimen form of certificate           Filed as Exhibit 4.8 to Amendment No.
             representing shares of the Company's   2 to the Company's Form S-3 (File No.
             Series B Convertible Preferred Stock   333-26207) on June 5, 1998, and
                                                    incorporated herein by reference.

  4.9        Specimen form of certificate           Filed as Exhibit 7.1 to Amendment No.
             representing shares of the Company's   1 to the Company's Form 8-A filed on
             Common Stock                           August 11, 1992, and incorporated
                                                    herein by reference.

 10.1        Amended and Restated Credit Agreement, Filed as Exhibit 10.1 to Amendment No.
             dated May 26, 1998, among PHP          2 to the Company's Registration
             Healthcare Corporation as Borrower and Statement on Form S-3 (File No. 333-
             the Initial Lenders and Initial        26207) filed on June 5, 1998, and
             Issuing Bank named herein as Initial   incorporated herein by reference.
             Lenders and Initial Issuing Bank and
             NationsBank, N.A. as Administrative
             Agent

EXHIBIT NO.               DESCRIPTION                                   LOCATION
-----------               -----------                                   --------
 10.2        Amended and Restated Security               Filed as Exhibit 10.2 to Amendment No.
             Agreement, dated as of May 26, 1998,        2 to the Company's Registration
             from PHP Healthcare Corporation, the        Statement on Form S-3 (File No. 333-
             Other Grantors referred to herein and       26207) filed on June 5, 1998, and
             the Additional Grantors referred to         incorporated herein by reference.
             herein as grantors to NationsBank,
             N.A. as Administrative Agent

 10.3        Amended and Restated Subsidiary             Filed as Exhibit 10.3 to Amendment No.
             Guaranty, dated as of May 26, 1998,         2 to the Company's Registration
             from each of the Subsidiaries of PHP        Statement on Form S-3 (File No. 333-
             Healthcare Corporation listed on the        26207) filed on June 5, 1998, and
             signature pages hereof and the              incorporated herein by reference.
             Additional Subsidiary Guarantors
             referred to herein as Guarantors in
             favor of the Secured Parties referred
             to in the Amended and Restated Credit
             Agreement referred to herein

 10.4        Form of Indemnification Agreements          Filed as Exhibit 10.3 to the Company's
             between PHP Healthcare Corporation and      Form 10-K for the year ended April 30,
             each of Charles H. Robbins, Michael D.      1989, and incorporated herein by
             Starr, George E. Schafer, M.D., Jack        reference.
             M. Mazur, Stephen I. Frates, Ronald J.
             Raben, David M. Thomas, Julien J.
             Lavoie, Paul T. Cuzmanes, George B.
             Randolph, Charles P. Reilly and Donald
             J. Ruffing

 *10.5       Form of "Split Dollar Agreement"            Filed as Exhibit 10.4 to the Company's
             entered into between PHP Healthcare         Form 10-K for the year ended April 30,
             Corporation and each of Charles H.          1993, and incorporated herein by
             Robbins, Jack M. Mazur and Michael D.       reference.
             Starr

 *10.6       Terms of Senior Executive Loan Program      Filed as Exhibit 10.5 to the Company's
             adopted by the Board of Directors           Form 10-K for the year ended April 30,
             November 5, 1992                            1993, and incorporated herein by
                                                         reference.

 10.7        Articles of Merger of PHP Healthcare        Filed as Exhibit 10.8 to the Company's
             Corporation and PHP Corporation             Registration Statement on Form S-18
                                                         (Registration No. 33-9372, effective
                                                         November 20, 1986), and incorporated
                                                         herein by reference.

 10.8        Lease Agreement between PHP Healthcare      Filed as Exhibit 10.10.1 to the
             Corporation and Commerce Park               Company's Form 10-K for the year ended
             Development Corporation dated May 5,        April 30, 1994, and incorporated
             1993 (relating to current executive         herein by reference.
             offices of the Company at 11440
             Commerce Park Drive, Reston, Virginia)

 10.9        Amendment No. 1 to Lease Agreement          Filed as Exhibit 10.10.1A to the
             dated July 14, 1994                         Company's Form 10-K for the year ended
                                                         April 30, 1994, and incorporated
                                                         herein by reference.

 *10.10      Employment Agreements dated May 1,          Filed as Exhibit 10.11 to the
             1992 by and between the Company and         Company's Form 10-K for the year ended
             each of Charles H. Robbins, Jack M.         April 30, 1994, and incorporated
             Mazur and Michael D. Starr                  herein by reference.

 *10.11      Amended and Restated PHP Healthcare         Filed as Exhibit 10.12 to the
             Corporation 1986 Stock Option Plan, as      Company's Form 10-K for the year ended
             amended                                     April 30, 1994, and incorporated
                                                         herein by reference.

EXHIBIT NO.               DESCRIPTION                              LOCATION
-----------               -----------                              --------
 *10.12      PHP Healthcare Corporation Amended and Filed as Annex B to the Company's 1997
             Restated 1996 Incentive Plan           Definitive Proxy Statement and
                                                    incorporated herein by reference.

 *10.13      Stock Option Agreement by and between  Filed as Exhibit 10.21 to the
             the Company and Julien J. Lavoie,      Company's Form 10-K for the year ended
             dated as of November 26, 1990          April 30, 1991, and incorporated
                                                    herein by reference.

 *10.14      Stock Option Agreement by and between  Filed as Exhibit 10.22 to the
             the Company and Anthony M. Picini,     Company's Form 10-K for the year ended
             dated as of December 4, 1990           April 30, 1991, and incorporated
                                                    herein by reference.

 10.15       Provider Agreement between the         Filed as Exhibit 10.15 to the
             District of Columbia Department of     Company's Form 10-K for the year ended
             Human Services and D.C. Chartered      April 30, 1994, and incorporated
             Health Plan, Inc. dated September 24,  herein by reference.
             1991

 10.16       District of Columbia Medicaid Managed  Filed as Exhibit 10.26 to the
             Care Program, Provider Agreement dated Company's Form 10-K for the year ended
             September 15, 1994 by and between the  April 30, 1995, and incorporated
             Department of Human Services and D.C.  herein by reference.
             Chartered Health Plan, Inc.

 *10.17      Employment Agreement dated September   Filed as Exhibit 8 to the Company's 8-
             29, 1994 by and between the Company    K filed October 20, 1994 and
             and John P. Cole                       incorporated herein by reference.

 10.18       Health Services Agreement between      Filed as Exhibit 10.2 to the Company's
             Pinnacle Health Enterprises, L.L.C.    Form 10-Q for the quarter ended
             and HIP of New Jersey, Inc., dated as  October 31, 1997, and incorporated
             of July 24, 1997                       herein by reference.

 10.19       Amendment No. 1 to Health Services     Filed as Exhibit 10.3 to the Company's
             Agreement between Pinnacle Health      Form 10-Q for the quarter ended
             Enterprises, L.L.C. and HIP of New     October 31, 1997, and incorporated
             Jersey, Inc., dated October 31, 1997   herein by reference.

 *10.20      Employment Agreement dated August 1,   Filed as Exhibit 6 to the Company's
             1994 by and between the Company and    Form 8-K filed October 20, 1994 and
             Charles P. Reilly                      incorporated herein by reference.

 *10.21      Employment Agreement between PHP       Filed as Exhibit 10.21 to the Company's
             Healthcare Corporation and Jack M.     Form 10-K for the year ended April 30,
             Mazur, dated July 24, 1998             1998, and incorporated herein by reference.

 *10.22      Amendment No. 1 to Employment          Filed herewith.
             Agreement between PHP Healthcare
             Corporation and Michael D. Starr,
             dated July 30, 1998

 10.23       Stockholder Voting Agreement dated as  Filed as Exhibit 10.22 to the Company's Form
             of July 31, 1998 by and among the      10-K for the year ended April 30, 1998,
             Company, John W. Kluge and Chase       and incorporated herein by reference.
             Manhattan Bank and John W. Kluge
             Trustees U/A dated May 30, 1984 As
             Amended by and for John W. Kluge

 21          List of Subsidiaries                   Filed as Exhibit 21 to the Company's Form
                                                    10-K for the year ended April 30, 1998, and
                                                    incorporated herein by reference.

 23          Consent of Independent Accountants     Filed as Exhibit 23 to the Company's Form
                                                    10-K for the year ended April 30, 1998, and
                                                    incorporated herein by reference.

 27          Financial Data Schedule                Filed as Exhibit 27 to the Company's Form
                                                    10-K for the year ended April 30, 1998, and
                                                    incorporated herein by reference.

* Management contract or compensatory plan or arrangement.