Form 10-Q
period 1998-07-31
PHP HEALTHCARE CORP
filed 1998-09-18
CIK 803568

                       Securities and Exchange Commission
                              Washington, DC 20549
                               -----------------
                                   FORM 10-Q
(Mark One)

  [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998.

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to _______________

                         Commission file number 0-16235

                           PHP HEALTHCARE CORPORATION
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

       DELAWARE                                           54-1023168
________________________________________________________________________________
(State or other jurisdiction of            (IRS Employer
Incorporation or organization)          Identification No.)

              11440 COMMERCE PARK DRIVE, RESTON, VIRGINIA  20191
________________________________________________________________________________
(Address of principal executive offices)

Registrant's telephone number including area code

                                 (703) 758-3600
________________________________________________________________________________

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (i) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share, outstanding as of July 31, 1998, 11,697,173 shares.

                          PHP HEALTHCARE CORPORATION

                                     INDEX



PART I - FINANCIAL INFORMATION                                   PAGE
------------------------------                                   ----
Condensed Consolidated Statements of Operations                    1

Condensed Consolidated Balance Sheets                              2

Condensed Consolidated Statements of Cash Flows                    3

Notes to Condensed Consolidated Financial Statements               5

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                              14

PART II - OTHER INFORMATION                                       19

SIGNATURES                                                        21

EXHIBIT INDEX                                                     22

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended July 31, 1998 and 1997
                                  (UNAUDITED)
                     (In thousands, except per share data)

                                                                                                THREE MONTHS
                                                                                          -----------------------
                                                                                            1998           1997
                                                                                          ---------       --------
Revenues...........................................................................       $131,500        $55,742

Medical costs......................................................................        124,925         43,699
                                                                                          ---------       --------
  Gross profit.....................................................................          6,575         12,043

General and administrative expenses................................................         20,887          8,822
                                                                                          ---------       --------

  Operating income (loss)..........................................................        (14,312)         3,221

Other income (expense):
     Interest expense..............................................................         (4,060)        (1,492)
     Interest income...............................................................            378            279
     Miscellaneous expense.........................................................           (156)          (186)
     Minority interest in earnings of subsidiaries.................................            (68)          (214)
                                                                                          ---------       --------
  Earnings (loss) before income taxes..............................................        (18,218)         1,608

Income tax expense.................................................................            ---            563
                                                                                          ---------       --------

  Net earnings (loss)..............................................................        (18,218)         1,045

Preferred Stock Dividends:
  Dividend on purchase of Preferred Stock..........................................         (4,809)           ---
  Deemed dividend..................................................................         (1,192)           ---
                                                                                          ---------       --------
     Preferred stock dividends.....................................................         (6,001)           ---
                                                                                          ---------       --------
  Net earnings (loss) available to common shareholders.............................       $(24,219)       $ 1,045
                                                                                          ---------       --------

Basic earnings (loss) per share (note 1):
  Earnings (loss) before preferred stock dividends.................................       $  (1.57)       $  0.09
  Preferred stock dividends........................................................          (0.51)           ---
                                                                                          ---------       --------
Net earnings (loss)................................................................       $  (2.08)       $  0.09
                                                                                          ---------       --------

Basic weighted average number of common shares outstanding.........................         11,636         11,410
                                                                                          ---------       --------

Diluted earnings (loss) per share (note 1):
  Earnings (loss) before preferred stock dividends.................................       $  (1.57)       $  0.08
  Preferred stock dividends........................................................          (0.51)           ---
                                                                                          ---------       --------
Net earnings (loss)................................................................       $  (2.08)       $  0.08
                                                                                          ---------       --------
Diluted weighted average number of common and common equivalent
  shares outstanding...............................................................         11,636         13,773
                                                                                          ---------       --------

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JULY 31, 1998 AND APRIL 30, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              JULY 31,       April 30,
                                                                                                1998           1998
                                                                                              ---------      --------
ASSETS                                                                                       (Unaudited)
Current assets:
 Cash and cash equivalents...............................................................    $  2,569       $  5,702
 Accounts receivable, net (note 3).......................................................      69,864         70,400
 Pharmaceutical and medical supplies.....................................................       1,517          1,487
 Receivables from officers...............................................................       7,086          3,189
 Other current assets....................................................................       4,874          2,655
                                                                                             --------       --------
  Total current assets...................................................................      85,910         83,433
Property and equipment, net..............................................................      86,795         88,070
Intangible assets, net of accumulated amortization of $3,275 in July and
   $2,361 in April.......................................................................      56,941         57,426
Excess of cost over fair value of assets acquired, net of accumulated
   amortization of $490 in July and $424 in April........................................       4,136          4,202
Deferred income taxes....................................................................      11,447         11,447
Receivables from officers................................................................         528            517
Note receivable..........................................................................       2,000          2,000
Other assets.............................................................................       6,805          6,485
                                                                                             --------       --------
                                                                                             $254,562       $253,580
                                                                                             --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable to bank (note 4)..........................................................    $ 77,000       $    ---
 Current maturities of notes payable--other..............................................       3,029          2,552
 Current maturities of finance lease obligation..........................................         382            370
 Accounts payable........................................................................      14,422         19,957
 Claims payable--medical services........................................................      67,405         65,923
 Accrued salaries and benefits...........................................................      14,214         17,206
 Deferred revenue........................................................................         443            519
                                                                                             --------       --------
  Total current liabilities..............................................................     176,895        106,527
Notes payable--other, net of current maturities..........................................       6,840          7,345
Finance lease obligation, net of current maturities......................................      17,434         17,535
Convertible subordinated debentures......................................................      66,677         66,548
Other liabilities........................................................................       3,313          3,364
                                                                                             --------       --------
  Total liabilities......................................................................     271,159        201,319
                                                                                             --------       --------
Minority interest........................................................................         622            554
                                                                                             --------       --------
Stockholders' equity/(deficit):
 Preferred stock, $1,000 par value, 10,000,000 shares authorized, 62,905
  issued in July and 70,000 in April.....................................................      60,975         66,500
 Common stock, $.01 par value, 100,000,000 shares authorized, 16,958,458
  shares issued in July and 15,678,305 shares issued in April............................         170            156
 Additional paid-in capital..............................................................      58,738         49,480
 Note receivable from sale of stock......................................................        (900)          (900)
 Accumulated deficit.....................................................................     (73,294)       (49,075)
 Treasury stock, 25,320 preferred shares in July and none in April, at cost..............     (26,586)           ---
 Treasury stock, 5,261,285 common shares in July and 3,618,285 common shares
  in April, at cost......................................................................     (36,322)       (14,454)
                                                                                             --------       --------
  Total stockholders' equity/(deficit)...................................................     (17,219)        51,707
Contingencies (note 5 and 6).............................................................

                                                                                             --------       --------
                                                                                             $254,562       $253,580
                                                                                             --------       --------

See accompanying notes to condensed consolidated financial statements.

                          PHP HEALTHCARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      Three Months
                                                                                                  ---------------------
                                                                                                     1998        1997
                                                                                                  ---------   ---------
Cash flows from operating activities:
 Net earnings (loss).........................................................................    $(18,218)    $ 1,045
 Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Minority interest in earnings of subsidiaries..........................................          68         214
      Depreciation and amortization..........................................................       4,009       1,798
      Other items, net.......................................................................         (21)        (21)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net.....................................         536      (5,554)
         Decrease (increase) in pharmaceutical and medical supplies..........................         (30)        708
         Decrease (increase) in other current assets.........................................         212      (1,990)
         Increase in other assets............................................................        (320)     (1,527)
         Decrease in accounts payable........................................................      (5,536)     (1,542)
         Increase (decrease) in claims payable...............................................       1,482      (1,311)
         Decrease in accrued salaries and benefits...........................................      (2,992)       (791)
         Decrease in deferred revenue........................................................         (76)        (23)
         Increase in income taxes payable....................................................         ---         563
         Increase (decrease) in other liabilities............................................         (30)         70
                                                                                                 --------     -------
             Net cash used in operating activities...........................................     (20,916)     (8,361)
                                                                                                 --------     -------

Cash flows from investing activities:
 Acquisition of property and equipment.......................................................      (1,689)     (2,034)
 Net proceeds from the sale of property and equipment........................................          64         ---
 Additional costs related to acquisition of subsidiaries.....................................        (428)        ---
                                                                                                 --------     -------
        Net cash used in investing activities................................................      (2,053)     (2,034)
                                                                                                 --------     -------

Cash flows from financing activities:
 Net proceeds (repayments) under revolving promissory notes..................................      77,000      (1,000)
 Borrowings on notes payable.................................................................         ---       1,863
 Repayments on notes payable.................................................................        (945)       (651)
 Repayments on finance lease obligations.....................................................         (89)        ---
 Debt issuance cost..........................................................................      (1,514)        ---
 Receivables from officers...................................................................      (3,907)      2,271
 Proceeds from exercise of stock options.....................................................          40       1,144
 Proceeds from sale of stock.................................................................         ---       2,600
 Purchase of treasury shares--Series B Convertible Preferred Stock...........................     (24,072)        ---
 Dividend on purchase of Series B Convertible Preferred Stock................................      (4,809)        ---
 Purchase of treasury shares--Common Stock...................................................     (21,868)        ---
                                                                                                 --------     -------
       Net cash provided by financing activities.............................................      19,836       6,227
                                                                                                 --------     -------

       Net decrease in cash and cash equivalents.............................................      (3,133)     (4,168)
Cash and cash equivalents, beginning of period...............................................       5,702      15,765
                                                                                                 --------     -------
Cash and cash equivalents, end of period.....................................................    $  2,569     $11,597
                                                                                                 ========     =======




See accompanying notes to condensed consolidated financial statements.                               (continued)


                          PHP HEALTHCARE CORPORATION

                   THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (FOR THE THREE MONTHS ENDED JULY 31, 1998)

Other non-cash activities:

   Notes payable issued for insurance premiums...........................................................          $  917

   Deemed dividend, accretion of Preferred Stock discount for beneficial conversion interest.............           1,192



See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1998
                                  (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

     In the opinion of the Company, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the Company's April 30, 1998 and 1997 audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

     (B)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). These standards will not have any effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and has been adopted by the Company and reflected in the Company's interim financial statements effective fiscal year end 1999. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will be adopted by the Company and reflected in the Company's annual financial statements effective fiscal year end 1999.

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

     (C)  EARNINGS (LOSS) PER COMMON SHARE

     The Company computes earnings (loss) per common share using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic EPS is computed by dividing net earnings from continuing operations, adjusted for any preferred stock dividends (whether or not paid), by the weighted average number of common shares outstanding during the period (including any stock options or warrants with a nominal exercise price). Diluted EPS is calculated in the same manner as basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of stock options and warrants, and conversion of any convertible debt or securities that would have a dilutive effect on EPS. Additionally, the numerator is adjusted for any changes in earnings or loss that would result from the assumed conversion of these dilutive potential common shares.

                          PHP HEALTHCARE CORPORATION

     A reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS follows:

                                                                                              THREE MONTHS
                                                                                              Ended July 31,
(In thousands, except per share data)                                                     1998              1997
                                                                                         ------            ------

Numerator:
 Earnings (loss) before preferred stock dividends.............................          $(18,218)          $ 1,045
 Preferred stock dividends....................................................            (6,001)              ---
                                                                                        ---------          -------
  Numerator for basic earnings (loss) per share...............................          $(24,219)          $ 1,045
 Effect of dilutive securities - net interest expense related to
  convertible debt............................................................               ---                 6
                                                                                        ---------          -------
  Numerator for diluted earnings (loss) per share, as adjusted................          $(24,219)          $ 1,051
                                                                                        ---------          -------
Denominator:
 Weighted average number of common shares outstanding.........................            11,636            11,410
                                                                                        ---------          -------
  Denominator for basic earnings (loss) per share.............................            11,636            11,410

Effect of dilutive securities:
 Common share equivalents (determined using the "treasury stock" method)
  representing shares issuable upon exercise of stock options and warrants....               ---             2,252

 Assumed conversion of convertible debt.......................................               ---               111
                                                                                        ---------          -------
  Denominator for diluted earnings (loss) per share...........................            11,636            13,773
                                                                                        ---------          -------

Basic earnings (loss) per share:
 Earnings (loss) before preferred stock dividends.............................          $  (1.57)          $  0.09
 Preferred stock dividends....................................................             (0.51)              ---
                                                                                        ---------          -------
  Earnings (loss).............................................................          $  (2.08)          $  0.09
                                                                                        ---------          -------

Diluted earnings (loss) per share:
 Earnings (loss) before preferred stock dividends.............................          $  (1.57)          $  0.08
 Preferred stock dividends....................................................             (0.51)              ---
                                                                                        ---------          -------
  Earnings (loss).............................................................          $  (2.08)          $  0.08
                                                                                        ---------          -------

     Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive based on their exercise or conversion price compared to the current market price include:
(i) for the quarters ended July 31, 1998 and 1997, 2.5 million shares that would have resulted from the conversion of the subordinated debentures, and (ii) options to purchase 651,651 and 189,000 shares of common stock for the quarters ended July 31, 1998 and 1997, respectively. Also, because results for the quarter ended July 31, 1998 reflect a net loss from continuing operations, potential common shares are excluded from the calculation of diluted EPS as follows: (i) options, 991,546, and (ii) convertible notes, 111,111. In addition, the 38,285 shares of Series B Convertible Preferred Stock outstanding at
July 31, 1998 would be convertible into 40,620,690 shares of common stock.

     (D)  RECLASSIFICATIONS

          Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

                          PHP HEALTHCARE CORPORATION

(2)  FINANCIAL POSITION

     The Company has incurred net losses of $24.2 million in the first quarter ended July 31, 1998, $47.6 million in 1998 and continues to incur losses in the current fiscal quarter. During the quarter ended July 31, 1998 the Company used $50.7 million to purchase its own capital stock. The Company has a working capital deficit of $91.0 million and a total stockholders' deficit of $17.2 million. As of the date of this report, the Company has utilized the full amount of its $80 million credit facility in the form of $77 million in advances and $3 million in outstanding letters of credit. As of April 30, 1998 and July 31, 1998, the Company was not in compliance with certain financial and other covenants in the credit facility, including financial covenants requiring the Company to maintain its consolidated EBITDA, fixed charge coverage ratio, leverage ratio, net worth and liquidity ratio above specified minimum levels, and other negative covenants including the extension of additional loans to employees. The Company is in discussions with its lender to waive current noncompliance and to amend existing financial convenants to avoid possible future noncompliance. The Company also plans to negotiate with its lender either to increase its borrowing capacity under its existing credit facility or enter into a new credit facility with increased borrowing capacity, or to pursue alternative financing sources.

     The Company is seeking additional liquidity through: (i) continued vigorous pursuit of outstanding receivables including amounts due from the DCDH Medicaid Claim and the Maryland Department of Public Safety and Correctional Services Claim, (ii) the sale of non strategic business operations and other assets,
(iii) reductions in workforce and spending, curtailment of certain operations, and (iv) possible alliances or business combinations with other companies.

     Most recently, on September 4, 1998, the Company announced the elimination of approximately 400 positions in its New Jersey operations. These actions were part of the Company's operational reengineering efforts to bring the integrated delivery system staffing levels in line with Medical Group Management Association (MGMA) industry standards. The Company continues to examine the underlying tenets of its integrated health care delivery platform to improve the efficiency of services provided to its members.

     Further, in late August 1998, the Company retained financial advisors to provide consulting services to the Company with respect to its evaluation of sources and uses of cash flows, restructuring efforts, and alternatives. There can be no assurance that the Company will be successful in its attempts to complete the financial restructuring of the Company and return to profitable operation or realize the results of its efforts to improve liquidity. The accompanying financial statements have been prepared on the basis that the Company is a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

(3)  ACCOUNTS RECEIVABLE

     (A)  MEDICAID SETTLEMENT RECEIVABLE

     D.C. Chartered Health Plan, Inc. ("CHP"), a wholly-owned health maintenance organization, earns substantially all of its revenue as a prepaid Medicaid contractor with the D.C. Department of Health ("DCDH") (the Medicaid program was formerly administered by the D.C. Department of Human Services) providing health care services to Medicaid recipients in the District of Columbia. The Medicaid program is jointly funded by the District of Columbia and the Federal Health Care Finance Administration ("HCFA") of the Federal Department of Health and Human Services ("HHS").

     Prior to April 1996, the terms of the Company's contracts with DCDH provided that the final settlements would be on a non-risk basis, calculated in part on a cost-based methodology. CHP received interim payments on an estimated basis with a final settlement occurring at the end of the contract period for the difference between amounts earned and the interim payments. The final settlement process with DCDH and HCFA is subject to defined upper payment limits and requires an audit of CHP's activities. Due, in part, to the unique nature of these contracts, DCDH has not undergone a final settlement process for this type of contract. However, in April 1996, the United States Congress enacted legislation which required these contracts to be settled retroactively on a capitated rate-per-enrollee or "risk" basis for the period October 1, 1991 through October 1, 1999.

     Following enactment of this legislation, the Company entered into negotiations with the District of Columbia in an attempt to agree on the retroactive amounts due for 1992 through 1994 contract periods. The Company and the District of Columbia were unable to agree on the capitation rates to be applied to the Company's contract during this period. The Company claimed that it was entitled to approximately $37.5 million in additional capitation payments, based on the capitation rates set by actuaries for the DCDH and HCFA and actually paid by the District of Columbia to other managed care organizations during fiscal 1994. The District of Columbia, however, took the position that the Company was entitled to use capitation rates based on a retroactive cost study completed in 1996. In February 1997, the Company and the District of Columbia agreed to settle the outstanding claims related to the 1992 and 1994 contract periods for $18.9 million. Although the settlement agreement was signed by representatives of the Company and the Commission on Health Care Finance, the District of Columbia's Chief Financial Officer ("DCCFO") has refused to approve the payment. Instead, the DCCFO offered the Company $6.2 million, which is substantially less than the amount to which the Company believes it is entitled. As a result of the impasse, for the third quarter of fiscal 1997, the Company determined to recognize reserves of $9.8 million against its receivables from the District of Columbia, principally related to services provided during the 1992 to 1994 contract periods. Additionally, the Company has amounts due under contract periods subsequent to 1994. The Company has filed suit for this claim with the District aggregating $62 million for all amounts due from the District of Columbia. The Company intends to pursue vigorously all remedies available to it in connection with this matter. However there can be no assurance that such remedies will be successful.

     The Company believes that a final settlement of these contracts for the periods 1992 through 1996 under the method prescribed by the new law results in amounts due the Company in excess of the $15.2 million and $14.9 million in receivables recorded at July 31, 1998, and April 30, 1998, respectively, which amounts have been consistently calculated based upon the Company's conservative interpretation of the methods in effect prior to the enactment of the new law.

                          PHP HEALTHCARE CORPORATION

     (B) MARYLAND DEPARTMENT OF PUBLIC SAFETY AND CORRECTIONAL SERVICES CONTRACT CLAIM

     In June 1996, the Company began providing health care services to inmates at various facilities for the Maryland Department of Public Safety and Correctional Services ("MDPSCS") under a one year fixed price per inmate contract which included two one year option periods. The contract provided for the MDPSCS to be able to make unilateral changes to the scope of services to be provided under the contract but required the MDPSCS to negotiate with the Company an associated change in contract price. Throughout the course of the contract term the MDPSCS mandated various material modifications to the contract services. The Company provided several proposals to adjust the contract price as a result of these modifications to the scope of contract services and undertook numerous efforts to meet and negotiate these issues with the MDPSCS. The Company's efforts were unsuccessful, as the MDPSCS denied that they had required increases to the scope of services under the original contract terms.

     Consequently, the Company informed the MDPSCS in May 1998 that it could not continue to provide the increased level of services during the third and final contract year beginning July 1, 1998, without a substantial increase in the contract price. Further, the Company filed a formal contract claim with the MDPSCS in May 1997, most recently amended in June 1998, in the amount of $9.1 million. On August 28, 1998, the Company filed a consolidated compliant with the Maryland State Board of Contract Appeals, appealing the MDPSCS denials of the Company's claims. As of April 30, 1998 and July 31, 1998, the Company's accounts receivable includes $5.0 million related to this claim.

     In conjunction with the Company's statements requiring the contract price to be amended for the changes in the level of services, the MDPSCS has terminated the contract for cause, claiming that the Company repudiated the contract. Based on the termination for cause the MDPSCS has also withheld payment for services during the last two months of performance totaling $2.6 million.

     The Company and the MDPSCS are currently in negotiations to resolve this matter.


(4)  NOTE PAYABLE - BANK

     On May 26, 1998, the Company's Credit Agreement with its primary bank was amended in its entirety. The new three year $80 million Credit Agreement consists of a $15 million working capital revolving credit facility which provides for up to $5 million for the issuance of letters of credit and a $65 million revolving credit facility for the purchase of the Company's capital stock (common shares and Series B Preferred Shares) and for working capital needs. The advances on the $65 million facility, if any, on January 31, 1999, will be converted to a term loan repayable in nine quarterly installments beginning April 30, 1999. Interest on both facilities is, at the Company's selection, at (i) 2.5% above the Eurodollar rate, or (ii) 1.5% above the higher of the bank prime rate or the Federal Funds rate plus .5%, through November 30, 1998. The Credit Agreement contains provisions whereby the interest rate may decrease based on the Company's leverage ratio measured quarterly.

          The Credit Agreement contains a letter of credit facility whereby the bank will issue for the account of the Company, irrevocable stand-by letters of credit in connection with certain contract performance requirements. The amount of outstanding stand-by letters of credit reduces the amount of funds available under the Credit Agreement. The Company had issued stand-by letters of credit amounting to approximately $3.0 million and $3.0 million at July 31, 1998 and April 30, 1998, respectively. The Credit Agreement functions similar to a line of credit with daily advances and repayments. Accordingly, Credit Agreement activity is presented as a net amount in the consolidated statements of cash flows.

                          PHP HEALTHCARE CORPORATION

     The Credit Agreement includes customary affirmative and negative covenants and events of default. It is collateralized by a security interest in substantially all of the Company's assets.

     As of July 31, 1998 and April 30, 1998, the Company was not in compliance with certain financial and other covenants in the credit facility, including financial covenants requiring the Company to maintain its EBITDA, fixed charge coverage ratio, leverage ratio, net worth and liquidity ratio above specified minimum levels, and other negative covenants including the extension of additional loans to employees. As a result of this noncompliance, the Bank has the right to give notice to the Company that all notes and interest thereon are due and payable. Consequently, the Company has presented the outstanding borrowings as a current liability, although the Bank has not given such notice. In addition, as a result of this noncompliance, the interest rate on all existing advances increased by 2% and no new Eurodollar rate advances are available. The Company is currently involved in discussions with its primary bank to waive current noncompliance and to amend existing financial covenants to avoid possible future noncompliance.

     As of September 14, 1998, the Company had advances of $77 million, principally to purchase Common and Preferred Stock treasury shares, and $3 million in letters of credit outstanding under this Credit Agreement.


(5)  PRIVATE PLACEMENT

     On December 30, 1997, the Company completed a private placement of 70,000 shares of its Series B Convertible Preferred Stock ("Preferred Stock") at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $70 million. The proceeds of the offering were used to repay the entire outstanding borrowings under a senior credit facility used to finance the HIP of New Jersey transaction and to pay related issuance costs of $6.95 million.

     The holders of the Preferred Stock are not entitled to receive dividends and, except as provided for by law, have no voting rights. The shares of Preferred Stock are convertible into shares of the Company's common stock. The shares of Preferred Stock will automatically convert into common stock on the fifth anniversary of the date of original issuance to the extent any shares of Preferred Stock remain outstanding at that time. Each share of Preferred Stock is convertible into that number of shares of common stock equal to the quotient of (i) $1,000 divided by (ii) the Conversion Price. Subject to a maximum Conversion Price, the Conversion Price is equal to the lowest trading price of the common stock for the 22 trading days immediately preceding the conversion date, less a discount ranging from 5% (beginning June 1, 1998) to 9% (on or after December 1, 1998).

                          PHP HEALTHCARE CORPORATION

     If at any time the Conversion Price falls below $25, upon conversion of any Preferred Stock, the Company may, in lieu of the issuance of common stock, make a payment in cash in an amount equal to the value of the common stock based upon the high trading price of the common stock on the conversion date.

     Each purchaser of the Preferred Stock has agreed not to offer or sell on any trading day, on a net basis, more than the following number of shares of common stock: the greater of (i) 10% of the average daily trading volume of the common stock for the five previous trading days, (ii) 10,000 shares, or (iii) 10% of the trading volume of the common stock on the day of such sale. In addition, the purchasers of the Preferred Stock and their affiliates have agreed not to engage in any short sales, swaps, purchasing of puts, or other hedging activities involving the common stock to hedge their investment in the Preferred Stock; however, any purchaser may write call options if the call exercise price is greater than the lesser of (i) the effective Conversion Price on the day that the call is written or (ii) the closing price of the common stock on the day prior to the day that the call is written. These hedging restrictions do not apply to certain short sales within three days of conversion where the shares issuable upon conversion are used to cover the short sale.

     On March 31, 1998, a Special Meeting of Stockholders was held at which the common stockholders approved the issuance of common stock upon conversion of the Preferred Stock in accordance with the Company's listing agreement with the New York Stock Exchange.

     In the first quarter of fiscal year 1999 the Company recorded preferred stock dividends of $6.0 million or $0.51 per share on a diluted basis. This dividend consists of: (i) a $1.2 million non-cash deemed dividend resulting from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over an eleven month period from 5% to a maximum of 9% by December 1998, recognized as a non-cash deemed dividend over the applicable eleven month period, and (ii) $4.8 million, which represents the excess of the purchase price over the carrying value of the 25,320 preferred shares purchased by a subsidiary of the Company.

                          PHP HEALTHCARE CORPORATION

     From June 3 through June 11, 1998, a subsidiary of the Company purchased 25,320 shares of the Preferred Stock at a cost of $28.9 million. The excess of the purchase price over the carrying value of the preferred stock of $4.8 million has been recognized as a dividend to the preferred shareholders, as discussed above.

     Beginning June 1, 1998, through July 29, 1998, a total of 7,095 shares of Preferred Stock were converted into 1,275,653 shares of common stock.

     Pursuant to the Preferred Stock Investment Agreements entered into between the Company and the holders of Preferred Stock, the Company agreed to use its best efforts to have a registration statement declared effective by April 1, 1998. The Preferred Stock Investment Agreements state that, if the registration statement is not effective by April 1, 1998, the Company will be required to make cash payment to the holders equal to 3% of the purchase price for the Preferred Stock for each 30-day period thereafter until the registration statement is effective (pro-rated as to the period of less than 30 days). The registration statement was declared effective on June 10, 1998. Accordingly, under the terms of the Preferred Stock Investment Agreements, the Company would be required to pay an aggregate amount of approximately $2,301,960 ($957,000 through April 30, 1998) to holders of the Preferred Stock after adjusting for the repurchase of 25,320 shares of Preferred Stock and the waiver of the penalty by holders of 11,130 shares of the outstanding Preferred Stock. Penalty payments totaling $387,360 covering the period from June 1, 1998 through June 9, 1998, were made in July 1998 and recognized as interest expense, to holders of Preferred Stock as of June 1, 1998, that were not repurchased by the Company. The Company believes that the liquidated damages provision constitutes an unenforceable penalty for April and May and intends to challenge any attempt to enforce the provision. The Company has sought waivers of this provision from the holders of the Preferred Stock. There can be no assurance that the Company will be successful in obtaining waivers from the holders of Preferred Stock or that the Company will prevail in establishing that the provision is unenforceable. The enforcement of the liquidated damages provision against the Company could have a material adverse effect on the Company's financial condition and results of operations.

     On July 29, 1998, the Company suspended conversion of the Preferred Stock into common shares. The Company suspended conversion in part because the registration statement that was filed covering common shares to be issued upon conversion did not provide for enough common shares in light of the Company's then current stock price. Holders of the Preferred Stock are limited in the number of shares that may be converted by the requirement that no such holder shall, following conversion, beneficially own more than 4.9% of the outstanding common stock of the Company.

     On September 4, 1998, the Company resumed conversion of the Preferred Stock, subject to the applicable terms and conditions. The Company has determined that, based on the current conversion price, approximately 33,000 of the 38,000 outstanding Preferred Stock shares are held by holders who would, upon conversion, exceed the 4.9% limitation, discussed above. Accordingly, under existing circumstances the holders of these shares are currently not eligible to convert.

                          PHP HEALTHCARE CORPORATION

(6)  CONTINGENCIES

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

     On or about June 23, 1998, plaintiffs filed an amended complaint seeking to represent all persons who purchased the Company's common stock between July 27, 1995 and May 13, 1998. The amended complaint alleges that the Company also improperly accounted for expenses and receivables under its contract with BCBSNJ and improperly accounted for the subsequent acquisition of the BCBSNJ facilities. Plaintiffs further allege that the Company failed to disclose adequately its alleged obligation to pay penalties in connection with its failure to have registered stock by April 1, 1998 under the various Preferred Stock Investment Agreements and concealed the fact that it had established no reserves for the penalty. The amended complaint also includes allegations in the original complaint concerning the receivables and claims payable reserve.

     On August 10, 1998, the plaintiffs moved for certification of the purported class. On September 11, 1998, the Company filed an opposition to the motion. In addition, on August 12, 1998, the Company moved to dismiss the amended complaint. Both motions are still pending. The Company can provide no assurances regarding the outcome of either motion.

    Another suit, Richman v. PHP Healthcare Corporation, et al., was filed in Los Angeles Superior Court seeking relief under Section 10(b) of the Securities Exchange Act, and under state law, in connection with alleged statements relating to Chartered Health Plan. The Plaintiff claims to have been damaged in excess of $800,000. The Company removed the suit to the United States District Court for the Central District of California, No. 98-2797-SVW. The suit does not seek class action relief. On July 27, 1998, the Court granted the Company's motion to dismiss, with leave to file an amended complaint. An amended complaint was subsequently filed repeating many of the allegations set forth in the purported class action lawsuit. The Company has since filed a motion to dismiss the amended complaint. The Company can provide no assurances regarding the outcome of the motion.

     The Company intends to vigorously defend the lawsuits. There can be no assurance that the Company will prevail in either of the suits. Any judgment entered against the Company in connection with either of the suits could have a material adverse effect on the Company's financial condition.

     On August 17, 1998, a derivative action was filed in Delaware Chancery Court against seven current and former management directors. The action purports to be premised on two claims of alleged mismanagement and breach of fiduciary duty. Plaintiffs allege that the defendants sought to entrench themselves by using corporate assets to repurchase common stock from the former Chairman (and co-defendant), misrepresented their intentions to use the proceeds of the preferred stock offering to effect the repurchase, and engaged in other breaches of duty with respect to the issuance and repurchase of the preferred stock. Plaintiffs also allege that the defendants exposed the Company to securities fraud claims by engaging in the accounting practices that are the subject of class action litigation previously disclosed by the Company. A response to the complaint in the derivative action is due September 22, 1998.

                          PHP HEALTHCARE CORPORATION

     The Company is a defendant in various other legal actions. The principal actions allege or involve claims under contractual arrangements, employment matters and medical malpractice with an estimated possible range of loss between zero and approximately $250,000. The Company does not believe that it has a material, estimable and probable liability related to these various legal actions and therefore has not recorded any reserves at July 31, 1998.

     The Company maintains medical malpractice insurance coverage which provides for reimbursement of any claim amounts in excess of $250,000 per incident.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.

OVERVIEW

     The Company incurred substantial losses for the year ended April 30, 1998 and for the quarter ended July 31, 1998, and continues to incur losses in the current fiscal quarter. As a result of these losses and the repurchase of substantial amounts of capital stock, (i) the Company has experienced a significant reduction in capital and liquidity, and (ii) the Company is not in compliance with certain financial and other covenants under its bank credit agreement and all amounts outstanding thereunder are subject to acceleration at the bank's discretion.

     In late August, 1998, the Company retained financial advisors to provide consulting services to the Company with respect to its evaluation of sources and uses of cash flows and restructuring efforts and alternatives. There can be no assurance that the Company will be successful in its attempt to complete the financial restructuring of the Company and return to profitable operations.


                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenue:

                                                                              Three Months
                                                                              Ended July 31,
                                                                          ---------------------
                                                                           1998           1997
                                                                          ---------------------

Revenues.........................................................         100.0%         100.0%
Medical costs....................................................          95.0           78.4
                                                                          -----          -----
Gross profit.....................................................           5.0           21.6
General and administrative expenses..............................          15.9           15.8
                                                                          -----          -----
Operating income (loss)..........................................         (10.9)           5.8
Other expense....................................................          (3.0)          (2.9)
                                                                          -----          -----
Earnings (loss) before income taxes..............................         (13.9)           2.9
Income tax expense...............................................           ---            1.0
                                                                          -----          -----
Net earnings (loss)..............................................         (13.9)           1.9
Preferred stock dividends........................................          (4.6)           ---
                                                                          -----          -----
Net earnings (loss) available to common shareholders.............         (18.5)%          1.9%
                                                                          -----          -----

               THE THREE MONTHS ENDED JULY 31, 1998 COMPARED TO
                -------------------------------------------------
                      THE THREE MONTHS ENDED JULY 31, 1997
                      ------------------------------------


     The Company's revenues more than doubled, increasing by $75.8 million, to $131.5 million in the first quarter of fiscal year 1999, compared to $55.7 million in the prior year.

     In fiscal year 1999, revenues at the Company's wholly owned subsidiary, PHE, increased by $85.1 million. This increase is a result of the Company's new global capitation agreement to provide and manage healthcare services for HIP of New Jersey's 190,000 members, which commenced operations on November 1, 1997. PHE's other revenues from a similar arrangement with BCBSNJ and fee-for-service revenues remained consistent with the prior year period. The Company's majority owned subsidiary, VACHP, provided a $0.8 million increase in revenues resulting from a 5% increase in member months and rate increases of 4.4% and 6.7% effective July 1, 1997 and 1998, respectively.

     In addition to the revenue increases discussed above, the Company experienced the following revenue decreases. Revenues from the Company's various strategic integrated system of care ("ISOC") ventures with hospital systems and physician groups in Connecticut, Georgia and Louisiana decreased by $6.5 million reflective of the Company's decision during late fiscal year 1998 to cease these types of ISOC enterprise activities because the business plans were no longer considered viable. Revenues from the Company's government contracts decreased by a net total of $3.5 million, as follows: (i) a $4.9 million decrease resulting from the completion of two total managed care correctional facilities projects since the beginning of the prior fiscal year first quarter, (ii) a $2.2 million decrease resulting from the completion of

                          PHP HEALTHCARE CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (continued)


one primary care project since the beginning of the prior year first quarter, and (iii) a $3.8 million increase in revenue resulting from the commencement of operations on two medical staffing projects, and one total managed care project, since the beginning of the prior year first quarter. In addition, revenues from the Company's wholly owned subsidiary, CHP, decreased by $0.8 million as a result of the new Medicaid contract which became effective May 1, 1998. Under the new contract, CHP receives capitation payments for five age categories compared with two age categories under the previous contract. This change in age categories has resulted in a lower weighted average reimbursement rate to CHP. Additionally, CHP's revenues decreased due to a 3.7% decrease in member months.

          The Company's gross profit decreased by $5.4 million from $12.0 million in the prior year first quarter to $6.6 million in the current year quarter. As a percentage of revenue, gross profit decreased to 5.0% for the current first quarter compared to 21.6% in the prior year period. This decrease includes a $0.5 million decrease in gross profit at PHE. This decrease is a result of the new global capitation agreement with HIP of New Jersey which began operations on November 1, 1997 and an increase in medical costs on the BCBSNJ capitation business coupled with a decrease in enrollment. A $2.6 million decrease in gross profit occurred at CHP, resulting from an increase in medical costs and a decrease in revenues as discussed above. Gross profit from the Company's various ISOC ventures with hospital systems and physician groups decreased by $2.3 million consistent with the Company's cessation of these business activities. An additional gross profit decrease of $0.5 million was provided by the Company's wholly owned case management and utilization review subsidiary business, Health Cost Consultants, resulting from increased product development costs.

     The Company's government contracts produced an increase in gross profit of $0.5 million. This increase is a result of new projects which operate at higher gross margin levels than the completed projects which operated at an approximately break-even level, as referred to above in the revenue discussion.

     General and administrative expenses more than doubled, increasing by $12.1 million to $20.9 million in the first quarter of fiscal year 1999 from $8.8 million in the prior year period. This increase includes: (1) a $1.8 million increase in personnel costs at the corporate office resulting from a decrease in the direct charging of personnel costs to specific business activities, especially the Company's various former ISOC business ventures, (2) a $7.9 million increase in general and administrative costs associated with the PHE business resulting from the new HIP of New Jersey global capitation agreement,
(3) a $1.2 million increase in facility costs, computer leasing, consulting fees, office temporaries and business travel incurred at the corporate office, and (4) a $0.6 million increase associated with the CHP business, primarily related to increased marketing and promotion costs related to the new Medicaid contract which became effective in May 1998, and additional information technology consulting fees. As a percentage of revenue, general and administrative expenses decreased to 9.9% for the current year first quarter compared to 13.7% in the prior year.

     Operating income decreased by $17.5 million to a loss of $14.3 million from income of $3.2 million in the prior year first quarter. Operating margin decreased to a loss of 10.9% from earnings of 5.8%. This decrease primarily results from the losses incurred at PHE, the decrease in gross profits at CHP and from the Company's ISOC business ventures, and the increases in general and administrative expenses at the corporate headquarters, PHE and CHP.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     Interest expense more than doubled, increasing by $2.6 million to $4.1 million from $1.5 million in the first quarter of fiscal year 1998. The Company incurred more interest expense due to a large increase in the Company's outstanding debt resulting from preferred stock repurchases, common stock repurchases, and the HIP of New Jersey transaction. The current period interest expense includes $0.4 million that was paid to the Preferred Stockholders as a penalty covering the period June 1, 1998 to June 9, 1998, before the registration statement became effective (see footnote 5 in notes to the financial statements).

     The lack of an income tax benefit in the current fiscal period is reflective of a $6.4 million valuation allowance against the Company's deferred tax assets based on estimates about the recovery of these assets in light of the Company's current losses and losses during fiscal years 1998 and 1997. The effective income tax rate of 35.0% in the first quarter of fiscal year 1998 represented the estimated combined federal and state income tax rates adjusted as necessary.

     Net earnings (loss) decreased by $19.2 million or $1.57 per share, to a loss of $18.2 million or $1.57 per share compared to earnings of $1.0 million or $0.08 per share, based on 11,636 and 13,773 diluted weighted average shares outstanding for the first quarter of fiscal year 1999 and 1998, respectively.

     In the first quarter of fiscal year 1999 the Company recorded preferred stock dividends of $6.0 million or $0.51 per share on a diluted basis. This dividend consists of: (i) a $1.2 million non-cash deemed dividend resulting from a provision in the Series B Convertible Preferred Stock whereby the conversion price is determined by applying a discount which increases over an eleven month period from 5% to a maximum of 9% by December 1998, recognized as a non-cash deemed dividend over the applicable eleven month period, and (ii) $4.8 million, which represents the excess of the purchase price over the carrying value of the 25,320 preferred shares purchased by the Company.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                        LIQUIDITY AND CAPITAL RESOURCES


     The Company's principal sources of funds are bank borrowings, issuances of debt and equity securities, and operations. The Company has incurred losses of $19.4 million in the first quarter of fiscal year 1999, $47.6 million in fiscal year 1998, $4.0 million in fiscal year 1997, $4.0 million in fiscal year 1995, and $9.3 million in fiscal year 1994.

     In May 1998 the Company entered into an amended and restated credit facility with its primary bank. The new $80 million facility consists of a $15 million working capital revolving credit facility which provides for up to $5 million for the issuance of letters of credit and a $65 million revolving credit facility for the purchase of the Company's capital stock and for working capital needs. The advances on the $65 million facility, if any, on January 31, 1999, will be converted to a term loan payable in nine quarterly installments beginning April 30, 1999. The credit facility contains customary affirmative, negative and financial covenants and is collateralized by substantially all of the Company's assets. As of September 14, 1998, the Company had advances of $77 million and $3 million in letters of credit outstanding under this credit facility.

     From June 3 through June 11, 1998, the Company repurchased 25,320 shares of the Series B Preferred Stock at a cost of $28.9 million. In April 1998, the Board of Directors of the Company authorized the repurchase of up to 3 million shares of common stock. As of April 30, 1998, the Company had repurchased 149,800 common shares at a cost of $2.6 million. From May 1, 1998 through July 27, 1998, the Company repurchased an additional 1,643,000 common shares at a cost of $21.9 million, including 1,000,000 common shares purchased from the Company's former chairman at a cost of $16.8 million.

     For the quarter ended July 31, 1998, $20.9 million in cash was used by operations. This represents $12.5 million more used by operations than the $8.4 million used by operations in the prior year first quarter. This increase in cash used by operations is primarily due to a loss of $18.2 million in the current year period and a $5.5 million decrease in accounts payable.

     Investing activities used approximately $2.0 million in cash during both the periods ended July 31, 1998 and 1997, respectively. These investing activities consisted mostly of acquisitions of property and equipment.

     Financing activities provided $19.8 million in cash during the period ended July 31, 1998, compared to $6.2 million provided during the same period in the prior year. The primary financing activities during the current period consist of proceeds from borrowings on the Company's primary bank credit agreement of $77.0 million, reduced by $28.9 million for purchases of preferred stock treasury shares and $21.9 million of purchases of common stock treasury shares.

                          PHP HEALTHCARE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


     As noted above, the Company has incurred net losses of $24.2 million in the first quarter ended July 31, 1998, $47.6 million in 1998, and continues to incur losses in the current fiscal quarter. During the quarter ended July 31, 1998, the Company used $50.7 million to purchase it own capital stock. The Company has a working capital deficit of $91.0 million and a total stockholders' equity deficit of $17.2 million. As of the date of this report, the Company has utilized the full amount of its $80 million primary credit facility in the form of $77 million in advances and $3 million in outstanding letters of credit. Additionally, as of April 30, 1998 and July 31, 1998, the Company was not in compliance with certain financial and other covenants in the credit facility, including financial covenants requiring the Company to maintain its consolidated EBITDA, fixed charge coverage ratio, leverage ratio, net worth, and liquidity ratio above specified minimum levels, and other negative covenants related to the extension of additional loans to employees. The Company is in discussions with its lender to waive current noncompliance and to amend existing financial convenants to avoid possible future noncompliance. The Company also plans to negotiate with its lender either to increase its borrowing capacity under its existing credit facility or enter into a new credit facility with increased borrowing capacity, or to pursue alternative financing sources.

     As discussed under the caption "Risk Factors--Dependence on Certain Relationships" in the Company's Annual Report on Form 10-K, the Company's ability to maintain and improve its liquidity position is substantially dependent on certain major relationships, including its relationship with HIP of New Jersey, Inc., which now accounts for over 70% of the Company's revenues. Any failure by HIP of New Jersey or such other parties to fulfill their financial obligations to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's ability to raise capital through the sale of equity will also depend on the continued existence of an active trading market for its common stock. Although the Company is currently not in compliance with certain of the criteria necessary for continued listing on the NYSE, the NYSE has not taken any action to delist the Company's common stock.

     The Company is seeking additional liquidity through: (i) continued vigorous pursuit of outstanding receivables including amounts due from the DCDH Medicaid Claim and the Maryland Department of Public Safety and Correctional Services Claim, (ii) the sale of non strategic business operations and other assets, (iii) reductions in workforce and spending, curtailment of certain operations, and (iv) possible alliances or business combinations with other companies.

     Most recently, on September 4, 1998, the Company announced the elimination of approximately 400 positions in its New Jersey operations. These actions were part of the Company's operational reengineering efforts to bring the integrated delivery system staffing levels in line with Medical Group Management Association (MGMA) industry standards. The Company continues to examine the underlying tenets of its integrated health care delivery platform to improve the efficiency of services provided to its members.

     There can be no assurance that the Company will succeed in its attempt to increase its existing credit facility, obtain a new credit facility, or achieve additional liquidity through these other efforts. If the Company determines that it is or will be unable to increase its existing credit facility or obtain a new credit facility or alternative financing, the Company will consider all of the alternatives described above, and all other business, financial and restructuring alternatives available to it at that time.

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

     The Company has completed a review of its information systems and is taking steps to ensure that its internal software and hardware systems will function properly with respect to dates in the Year 2000 and thereafter. To date, the review and related remedial measures have cost the Company approximately $1.0 million paid to outside vendors, exclusive of the efforts by its own employees. As a result of the review and the steps taken, the Company anticipates that additional outlays to outside vendors required to make computer system improvements to become Year 2000 compliant will be approximately $1.0 million. The Company has developed a contingency plan in the event compliance is not achieved.

     Uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Any problems associated with the compliance of the Company or others with whom the Company conducts business, including managed care organizations, government agencies and providers, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The costs of the project and the date on which the plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant suppliers, customers and others with whom it conducts business, including managed care organizations, government agencies and providers, to identify and resolve their own Year 2000 issues and similar uncertainties.

                          PHP HEALTHCARE CORPORATION

PART II - OTHER INFORMATION
-------   -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The description of certain pending legal proceedings contained in Item 3 of the Company's Annual Report on Form 10-K for the year ended April 30, 1998 is incorporated herein by reference. There were no material developments in these legal proceedings previously described, other than the developments described below:

     Class Action. On August 10, 1998, the plaintiffs moved for certification of the purported class. On September 11, 1998, the Company filed an opposition to the motion. In addition, on August 12, 1998, the Company moved to dismiss the amended complaint. Both motions are still pending. The Company can provide no assurances regarding the outcome of either motion.

     Richman v. PHP Healthcare Corporation, et al. An amended complaint was subsequently filed repeating many of the allegations set forth in the purported class action lawsuit. The Company has since filed a motion to dismiss the amended complaint. The Company can provide no assurances regarding the outcome of the motion.

     On August 17, 1998, a derivative action was filed in Delaware Chancery Court against seven current and former management directors. The action purports to be premised on two claims of alleged mismanagement and breach of fiduciary duty. Plaintiffs allege that the defendants sought to entrench themselves by using corporate assets to repurchase common stock from the former Chairman (and co-defendant), misrepresented their intentions to use the proceeds of the preferred stock offering to effect the repurchase, and engaged in other breaches of duty with respect to the issuance and repurchase of the preferred stock. Plaintiffs also allege that the defendants exposed the Company to securities fraud claims by engaging in the accounting practices that are the subject of class action litigation previously disclosed by the Company. A response to the complaint in the derivative action is due September 22, 1998.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         None.

Item 3.  DEFAULTS UNDER SENIOR SECURITIES
         --------------------------------

     The Company was in violation of certain financial and other covenants in its bank credit facility during the quarter ended July 31, 1998 and as of July 31, 1998, including financial covenants requiring the Company to maintain its consolidated EBITDA, fixed charge coverage ratio, leverage ratio, net worth and liquidity ratio above specified minimum levels, and other negative covenants including the extension of additional loans to employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     From July 29 through September 3, 1998, the Company temporarily suspended conversions of its Series B Preferred Stock into common stock in order to evaluate the then existing market conditions and related considerations. See
Note 5 of the Notes of Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

                          PHP HEALTHCARE CORPORATION

-------   -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a) The documents required to be filed as exhibits to this report under
          Item 601 of Regulations S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

      (b) Reports on Form 8-K filed during the three month period ended July 31, 1998:

            On May 7, 1998, the Company filed a current report on Form 8-K/A amending and restating Item 5 of the Form 8-K filed on January 6, 1998 relating to the Company's Series B Preferred Stock.

            On June 4, 1998, the Company filed a current report on Form 8-K/A-2 amending and restating Item 7 of the Form 8-K filed on November 17, 1997. This report included (i) pro forma combined financial statements of the Company for year ended April 30, 1997 and the six months ended October 31, 1997, and (ii) interim financial statements and additional information of HIP of New Jersey, Inc. and subsidiary as of and for the nine month period ended September 30, 1997.

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

                              PHP HEALTHCARE CORPORATION
                              --------------------------
                                    (Registrant)



                              By:    /s/ Anthony M. Picini
                                    ----------------------
                                    ANTHONY M. PICINI
                                    Executive Vice President and
                                    Chief Financial Officer



Date:  September 18, 1998

                          PHP HEALTHCARE CORPORATION

                                 EXHIBIT INDEX


 Exhibit                                               Item                                           Page
---------  --------------------------------------------------------------------------------------   --------

    27     Financial Data Schedule                                                                     23